Form 10-K
period 2020-12-31
Golden Minerals Co
filed 2021-02-18
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

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

Large accelerated filer ☐ Accelerated filer ☐ Non accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020 was approximately $36.4 million, based on the closing price of the registrant’s common stock of $0.43 per share on the NYSE American on June 30, 2020. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2020 included all directors and officers and one shareholder that held approximately 32.8% of its outstanding common stock. The number of shares of common stock outstanding on February 17, 2021 was 162,469,612.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

GOLDEN MINERALS COMPANY

FORM 10-K

YEAR ENDED DECEMBER 31, 2020

References to “Golden Minerals, the “Company,” “our,” “we,” or “us” mean Golden Minerals Company, its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires. Many of the terms used in our industry are technical in nature. We have included a glossary of some of these terms below.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this annual report on Form 10-K may contain forward-looking statements and forward-looking information (collectively, “forward-looking statements”) within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward-looking statements.  These statements include comments relating to our plans, expectations and assumptions concerning the Rodeo project, including anticipated timing and impact of future mining activities, and the assumptions and projections contained in the Rodeo PEA (including life of mine, grade and production expectations); the updated Velardeña PEA; the El Quevar project, including assumptions and projections contained in the El Quevar PEA (including life of mine, grade and production expectations); the Santa Maria property, including the assumptions and projections contained in the updated Santa Maria PEA (including life of mine, grade and production expectations) and other expectations regarding the project, including the potential exercise by Fabled Silver Gold Corp. of its option to acquire the Company’s 100% interest in the property; future evaluation and drilling plans and exploration activities at Sand Canyon; the Yoquivo project, including future drilling plans and exploration activities; our financial outlook in 2021, including anticipated income from the use of our ATM Program and LPC Program (each defined herein) and expenditures during the year; and potential need for external financing and statements concerning our financial condition, business strategies and business and legal risks. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

●

Timing, duration and overall impact of the COVID-19 pandemic, including potential future suspension of mining activities at the Rodeo property or processing activities at our Velardeña mill as a result of future orders of the Mexican Federal Government;

●

Deviations from the projected timing and amount of estimated production at Rodeo due to unanticipated variations in grade, unexpected challenges associated with our proposed mining plan, volatility in commodity prices, variations in expected recoveries, increases in projected operating or capital costs or  interruptions in production;

●Higher than anticipated care and maintenance costs at the Velardeña properties in Mexico or at El Quevar in Argentina;
●Risks related to the El Quevar project in Argentina, including unfavorable results from our evaluation activities and whether the option with respect to the El Quevar project is exercised pursuant to the terms of the Earn-In Agreement;
●	Decreases in silver and gold prices;

●

Whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of volatility in silver and gold prices or unfavorable exploration results;

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

●

Variations in the nature, quality and quantity of any mineral deposits that are or may be located at the Rodeo and Velardeña properties or our exploration properties, changes in interpretations of geological information, and unfavorable results of metallurgical and other tests;

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

●	Our ability to acquire additional concessions in Mexico based on the economic and environmental policies of Mexico’s current or future governmental authorities;

●	Volatility in the market price of our common stock; and

●	The factors set forth under “Risk Factors” in Item 1A of this annual report on Form 10-K.

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

The SEC has adopted amendments to its disclosure rules to modernize the mineral property disclosure requirements for issuers whose securities are registered with the SEC under the United States Securities Exchange Act of 1934, as amended (the “U.S. Exchange Act”). These amendments became effective February 25, 2019 (the “SEC Modernization Rules”) with compliance required for the first fiscal year beginning on or after January 1, 2021. The SEC Modernization Rules replace the historical disclosure requirements for mining registrants that were included in SEC Industry Guide 7. The mineral property disclosure set forth in this Annual Report on Form 10-K was prepared pursuant to SEC Industry Guide 7 and not the SEC Modernization Rules.

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

“Concentrates” means the partially cleaned product of potentially economically interesting metal-bearing minerals separated from its containing rock or earth by froth flotation or other methods of mineral separation.

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

“Grade” means the metal content of mineralized material  which for precious metals is  usually expressed in troy ounces per ton (2,000 pounds) or in grams per metric tonnes, which contain 2,204.6 pounds or 1,000 kilograms.

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

“Skarn” means a coarse-grained metamorphic rock formed by the metamorphism of carbonate rock often containing garnet, pyroxene, epidote and wollastonite.

“Stock” means discordant igneous intrusion having a surface exposure of less than 40 square miles.

“Sulfide” means a compound of sulfur and some other metallic element or elements where sulfur is in the unoxidized form.

“Tailings Pond” means a low-lying depression used to confine tailings, the prime function of which is to allow enough time for processed minerals to settle out or for cyanide to be destroyed before water is reused, evaporates, or is discharged into the local watershed.

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

ITEMS 1 AND 2: BUSINESS AND PROPERTIES

Overview

We are a mining company holding a 100% interest in the Rodeo property in Durango State, Mexico, a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in the state of Durango, Mexico (the “Velardeña Properties”), a 100% interest in the El Quevar advanced exploration silver property in the province of Salta, Argentina (subject to the terms of the April 9, 2020, earn-in agreement (the “Earn-in Agreement”) pursuant to which Barrick Gold Corporation (“Barrick”) has the option to earn a 70% interest in the El Quevar project), and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Argentina, Nevada and Mexico. The Rodeo property, the Velardeña Properties and the El Quevar advanced exploration property are the Company’s only material properties.

We are primarily focused on mining operations at the Rodeo property as well as further studies of a restart plan for Velardeña, including use of bio-oxidation to improve the payable gold recovery.  We are also focused on (i) advancing our El Quevar exploration property in Argentina through the Earn-in Agreement with Barrick and (ii) continuing to evaluate and search for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our processing plants at the Velardeña Properties. The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

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

We have not completed a feasibility study with regard to any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable mineral reserves. As of December 31, 2020, none of our mineralized material met the definition of proven or probable mineral reserves. We expect to remain an exploration stage company for the foreseeable future. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under SEC Industry Guide 7, even if we successfully produce material from our properties, as we expect to do in 2021.

Company History

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009. From March 2009 through September 2011, we focused on the advancement of our El Quevar silver project in Argentina. In September 2011, we completed a business combination transaction with ECU Silver Mining Inc. (“ECU”), resulting in our ownership of the Velardeña and Chicago silver, gold and base metals mines located in the Velardeña mining district in the State of Durango, Mexico as further described below under “—Velardeña Properties”.

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

Rodeo Property.  As a result of our decision to seek to commence mining operations at our Rodeo project, we now consider the Rodeo property to be one of our material properties, along with the Velardeña Properties and the El Quevar project.  We began mining at the Rodeo project in late December 2020 and began processing mined material from the Rodeo project in January 2021.  Although short-lived, the Rodeo project is expected to provide free cash flow through at least 2023 that will enable us to continue to evaluate a potential restart of mining at the Velardeña Properties as well as to evaluate our other exploration properties.

Velardeña Properties. Due to continuing net operating losses, we suspended mining and sulfide processing activities at the Velardeña Properties during the first half of November 2015.  The Velardeña Properties include a 300-tonne per day flotation sulfide mill, which includes three flotation circuits in which we can process sulfide material to make lead, zinc and pyrite concentrates. The properties also include a conventional 550-tonne per day cyanide leach oxide mill with a Merrill-Crowe precipitation circuit and flotation circuit located adjacent to our Chicago mine.  We continue to evaluate and search for other oxide and sulfide feed sources, focusing on sources within haulage distance of our sulfide and oxide mills at the Velardeña Properties. The recent rise in precious metals prices, the advancement of alternative processing technologies in the industry, and the results of our testing activities prompted us to pursue the preparation of an updated Preliminary Economic Assessment of our Velardeña project. In April 2020 we announced positive results from the updated PEA (as more fully described herein under “Velardeña - Mine Plan and Metallurgy”).

El Quevar Project. We continue to advance our El Quevar silver project in Salta Province, Argentina.  On April 9, 2020, we entered into the Earn-In Agreement with Barrick pursuant to which Barrick has the option to earn a 70% interest in the El Quevar project (as more fully described herein under “El Quevar – Title and Ownership Rights”).

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

Rodeo Property

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

We began mining at the Rodeo project in late December 2020. Our mine plan for the Rodeo project contemplates the processing of mined material at our Velardeña oxide mill, which is located approximately 115 kilometers via road from the Rodeo project. We began processing mined material from the Rodeo project in January 2021. Pursuant to the mine plan, we truck mined material to the plant using a commercial trucking contractor.  Our Velardeña oxide plant is a typical agitated leach plant that is rated to handle up to 550 tonnes per day of throughput. The plant is equipped with a modern doré refinery, and the attached tailings facility recently underwent an expansion which is expected to be sufficient for the tailings that would be produced from operations at Rodeo. We have begun installation of a new regrind mill circuit at the plant specifically to process the harder mined material coming from the Rodeo property. The circuit, which will allow for increased throughput of material and the increased recovery of gold, is expected to be operational by the end of the first quarter 2021.

The following map shows the location of the Rodeo project.

Property History

Exploration and informal mining of the Rodeo property dates back over 25 years. Prior to 1994, two prospects, called the “Los Murcielagos” gold-silver-lead-copper and “Francisco Marquez” gold-copper prospects, were documented in the vicinity of the Los Murcielagos arroyo on the Rodeo property. Little information is available on these historic prospects other than gold- and silver-bearing mineralization was apparently extracted from short adits that are visible from surface. In the early 1990’s, exploration work, including geological mapping and drilling, on the property was carried out by La Cuesta International Inc. and Monarch Resources de Mexico, S.A. de C.V. The property was acquired by Canplats Resource Corporation in 2003, and it conducted a geochemical sampling program and multiple drilling programs during the mid-2000s.  Canplats was acquired by Goldcorp Inc. in 2010 and the rights to the Rodeo concessions came to be held in Camino Minerals Corporation (“Camino”), a wholly-owned subsidiary of Goldcorp.  In 2010, Camino issued a technical report on the property.  In 2011, Camino conducted a 6,238-meter drilling program to investigate the extension of the known mineralization to the north and south of the main mineralized zone of the property, as well as its depth. In 2014, Camino relinquished its right to acquire the Rodeo concessions and the property reverted to La Cuesta.  We acquired the Rodeo concessions from La Cuesta International Inc. in 2015.

Title and Ownership Rights

The Rodeo project consists of two mineral concessions totaling approximately 1,866 hectares.  The “Rodeo” concession, totaling 521 hectares, is held under a lease agreement dated May 18, 2015 pursuant to which we are required to make advanced royalty payments of $40,000 per year to La Cuesta International, S.A. de C.V., a wholly-owned subsidiary of La Cuesta International Inc (“La Cuesta”). We are required to pay a 2% net smelter return royalty from production to La Cuesta. After $5 million has been paid to La Cuesta under the royalty agreement, the royalty payment will reduce to a 1% net smelter return.  The mineralized material that has been identified to date and which forms the basis for the Preliminary Economic Assessment described below is located on the Rodeo concession.

The “Rodeo 2” concession, totaling approximately 1,345 hectares, was purchased from Rojo Resources, S.A. de C.V. under a purchase agreement dated July 22, 2015.  Royalty payments of 2% of net smelter returns on material produced from Rodeo 2 are also due to La Cuesta.

We are also required to pay a 0.5% net smelter return royalty to the Mexican federal government from all production at the Rodeo property.

The following Rodeo property mine concessions are identified below by name and file number in the Federal government Public Registry of Mining.

Name of Mine Concession	Concession File Number
Rodeo	30748
Rodeo 2	31305

We are required to pay annual concession holding fees to the Mexican government to maintain our rights to the Rodeo mining concessions. In 2020, we made such payments totaling approximately $31,000 and expect to pay approximately $34,000 in 2021.  Similar to our Velardeña Properties, the Rodeo property is subject to the Mexican ejido system requiring us to contract with the local communities, or ejidos, surrounding the property to access mineral claims needed in connection with our mining and exploration activities. The Rodeo deposit is located on a private ranch and is not a part of the ejido system.  We have a surface use agreement with the private ranch owner that allows us to operate on the property. The surface use agreement requires us to make annual payments of approximately $70,000 to the private ranch owner.  We also have an agreement with the local ejidos to allow access to the property that we believe will be sufficient to conduct our proposed mining activities.  The local ejidos do not have a direct interest in the mineral claims and payments under the agreement are expected to be less than $25,000 per year.

Geology and Mineralization

The Rodeo concession lies on the eastern boundary of the Sierra Madre Occidental.  The Rodeo fault system consists of three major parallel structures and wall-rock fracture systems that are the principal feeder conduits for a high-level, gold-silver epithermal mineral system. These major vein and breccia-filled structures appear to be feeder conduits responsible for the 1 kilometer by 4 kilometer area of silicified, clay-altered and gold-anomalous rocks that form a  resistant north northwest-trending ridge. All three of the structures are wide, laterally and longitudinally persistent, well-developed feeder vein swarms with high-level, locally banded chalcedonic quartz veins, stockworks and silicified breccias. In the area of principal interest, the structures are strongly veined, silicified, brecciated, and mineralized for over 4 kilometers, and the shear fault zones and hydrothermal system can be traced for 8 kilometers along strike on the property. Individual feeder vein and breccia systems are up to 60 meters thick. Flexures in the vein swarms and/or structural intersections provide brecciation and open conduits for intense, episodic fluid flow and silica deposition with the potential for ore-grade concentrations of precious metals, especially gold.

The immediate Rodeo deposit area is approximately 300 meters along strike and 200 meters wide and extends to a depth of 200 meters below surface. The deposit strikes at 330° and dips to the northeast with various vein phases dipping from subvertical to 30°. The deposit is entirely hosted within Tertiary Rodeo volcanics that are strongly silicified and brecciated. The deposit is bound to the east by the Rodeo fault.  Along strike to the north and south, the mineralization is offset slightly by near vertical faulting; mineralization does not terminate at these faults but the intensity of the trend is either diminished or has yet to be located.

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

______

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

See “Cautionary Statement Regarding Mineralized Material” above.

Mine Plan and Metallurgy

In April 2020 we announced the completion of a Preliminary Economic Assessment for the project.  The PEA calls for an open pit mining operation with material transported to our Velardeña oxide plant.  In August 2020, we completed a 35-hole 1400-meter drilling program to further verify the continuity of the high-grade core of the deposit.  The results of this program enabled us to finalize the initial start-up mine plan and also provided further metallurgical data in order to confirm recovery assumptions and enable the appropriate setup of the oxide plant.  Results from the drilling program were slightly better than the assumptions that were used in the PEA.

The PEA utilized metallurgical results from initial test work conducted in 2017, which confirmed good gold and silver metallurgical recoveries for milled material.  Bottle roll cyanide leach testing of the high-grade samples conducted in 2017 resulted in gold extractions of 80 to 86 percent. Silver extractions ranged from 72 to 76 percent for all tests. Initial test work also indicated that the material is not suitable for gold and silver recovery by heap leaching.  The results of metallurgical testing conducted during 2020 using samples obtained in the recently completed drilling program revealed the need for an additional regrind circuit in the oxide plant and a finer grind size to attain recoveries projected in the PEA.  In the 2020 metallurgical testing, gold extractions averaged approximately 85 percent assuming a grind size of 80 percent passing 325 mesh.  The potential need for a regrind circuit due to the harder characteristics of the Rodeo mined material was anticipated in the PEA and the estimated $600,000 capital cost of the regrind circuit has already been included in the total estimated $1.5 million of capital, pre-production drilling and other assessment activities, initial mining costs, working capital and other start-up related costs reflected in the PEA.

Certain Laws Affecting Mining in Mexico

Our current and proposed operations at the Rodeo project are subject to a variety of laws affecting mining operations in Mexico.  For a discussion of these laws, see “Business and Properties – Velardeña Properties - Certain Laws Affecting Mining in Mexico”.

Taxes

For a discussion of the taxes that apply generally to mining projects in Mexico, see “Business and Properties – Velardeña Properties – Taxes in Mexico”.

Recent Activities and Operating Plans

For a discussion of recent activities and projected operating parameters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2020 Highlights – Rodeo Property” below.

Velardeña Properties

Location, Access and Facilities

The Velardeña Properties are comprised of two underground mines and two processing plants within the Velardeña mining district, which is located in the municipality of Cuencamé, in the northeast quadrant of the State of Durango, Mexico, approximately 65 kilometers southwest of the city of Torreón, Coahuila and approximately 140 kilometers northeast of the city of Durango, which is the capital of the State of Durango. The mines are reached by a seven kilometer road from the village of Velardeña which is reached by highway from Torreón and Durango. The Velardeña mining district is situated in a temperate hot, semi-arid region.

Of the two underground mines comprising the Velardeña Properties, the Velardeña mine includes five different major vein systems including the Terneras, Roca Negra, San Mateo, Santa Juana and San Juanes systems. During 2015, we mined from the San Mateo, Terneras and Roca Negra vein systems as well as the Santa Juana vein system to augment grades as mining and processing rates ramped up.

We own a 300-tonne per day flotation sulfide mill situated near the town of Velardeña. The mill includes three flotation circuits in which we can process sulfide material to make lead, zinc and pyrite concentrates. We also own a conventional 550-tonne per day cyanide leach oxide mill with a Merrill-Crowe precipitation circuit and flotation circuit located adjacent to our Chicago mine. In July 2015, we leased the oxide plant to Minera Hecla S.A. de C.V. (“Hecla”), a Mexican corporation and wholly-owned subsidiary of Hecla Mining Company, to process its own material through the plant (the “Hecla Lease”). The Hecla Lease was subsequently extended and ultimately terminated in accordance with its terms on November 30, 2020. We continue to evaluate and search for other oxide and sulfide feed sources, focusing on sources within haulage distance of our sulfide and oxide mills at the Velardeña Properties.

Power for all of the mines and plants is provided through substations connected to the national grid.

Water is provided for all of the mines by wells located in the valley adjacent to the Velardeña Properties.  In Mexico, water concessions are granted by the National Commission of Water (“CNA”). Currently no new water concessions are being granted by the CNA; however, companies can acquire water concessions through purchase or lease from current concession holders. We hold title to three wells located near the sulfide plant and hold certificates of registration to three wells located near the oxide plant. We are licensed to pump water from all six wells up to a permitted amount. We are required to make annual payments to the CNA to maintain our rights to these wells. In 2020 we made such payments totaling approximately $7,000 and expect to pay approximately $12,000 in 2021. We are required to pay a nominal additional fee to the CNA each year if we use too much water from a particular well or alternatively if we do not use a minimum amount of water from a particular well.

The following map shows the location of the Velardeña Properties.

Velardeña Properties
Torreon
Saltillo
Culiacan
DURANGO
Durango
ZACATECAS
Mazatlan
MEXICO
NAYARIT
Aguascalientes
Santa Juana
Roca Negra
Terneras
San Juanes
San Mateo
Sulfide Plant
Chicago
Oxide Plant
Velardeña
Highway 40D
Major Veins
Velardeña Claims
Kilometers
0
0.5
1
GOLDEN MINERALS COMPANY
VELARDEÑA LOCATION AND FACILITIES
N

Property History

Exploration and mining in the Velardeña district extended back to at least the late 1500s or early 1600s, with large scale mining beginning in 1888 with the Velardeña Mining and Smelter Company. In 1902, the mining properties were acquired by ASARCO, who mined the property until 1926 when the mines were closed. For the next 35 years, the mines were operated from time to time by small companies and local miners. The property was nationalized in 1961, and in 1968 the sulfide processing plant was built by the Mexican government. In 1994, William Resources acquired the concessions comprising the Velardeña Properties. In 1997, ECU Gold (the predecessor to ECU Silver Mining Inc.) purchased from William Resources the subsidiaries that owned the concessions and the sulfide processing plant. The oxide processing plant was acquired in 2004. In 2011, we acquired ECU Silver Mining Inc.

Title and Ownership Rights

We hold the concessions comprising the Velardeña Properties through our wholly-owned Mexican subsidiary Minera William S.A. de C.V. At present, a total of 28 mineral concessions comprise the Velardeña Properties. The Velardeña Properties concessions encompass approximately 316 hectares. The mineral concessions vary in size, and the concessions comprising each mineral property are contiguous within each of the Velardeña and Chicago properties. We are required to pay annual concession holding fees to the Mexican government to maintain our rights to the Velardeña mining concessions. In 2020, we made such payments totaling approximately $21,000 and expect to pay approximately $23,000 in 2021. We also own the surface rights to 144 hectares that contains the oxide plant, tailings area and access to the Chicago mine, along with surface lands that may be required for potential plant expansions.

The Velardeña Properties are in part subject to the Mexican ejido system requiring us to contract with the local communities, or ejidos, surrounding our properties to obtain surface access rights needed in connection with our mining and exploration activities. We currently have contracts with two ejidos to secure surface rights for our Velardeña Properties with a total annual cost of approximately $35,000. We have a ten-year contract with the Velardeña ejido, which provides surface rights to certain roads and other infrastructure at the Velardeña Properties through 2021, and a 25-year contract with the Vista Hermosa ejido, which provides exploration access and access rights for roads and utilities for our Velardeña Properties until 2038.

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

Geology and Mineralization

The Velardeña district is located at the easternmost limit of the Sierra Madre Occidental on the boundary between the Sierra Madre Oriental and the Mesa Central sub-provinces. Both of these terrains are underlain by Paleozoic and probably Precambrian basement rocks.

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

Several types of Tertiary intrusive rocks are present in the Velardeña district. The largest of these intrusives outcrops on the western flank of the Sierra San Lorenzo and underlies a portion of the Velardeña Properties. It is referred to as the Terneras pluton and forms a northeast oriented, slightly elongated body, considered to represent a diorite or monzodiorite that outcrops over a distance of about 2.5 kilometers. The adjacent limestone has been altered by contact metamorphism (exoskarn), and locally the intrusive has been metamorphosed (endoskarn).

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

Two main vein systems are present on the Velardeña property. The first is a northwest striking system as found in the Santa Juana deposit, while the second is east-west trending and is present in the Terneras, San Juanes and San Mateo deposits.

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

Mineralization in the deposits located at the Velardeña mine occurs  primarily in  epithermal  quartz-calcite veins with associated lead, zinc, silver, and copper minerals including gold hosted mostly in arsenopyrite and pyrite, typical of the polymetallic vein deposits of northern Mexico. The veins are usually thin, normally in the 0.2 meter to 0.5 meter range, but consistent along strike and down dip. Coxcomb and rhythmically banded textures are common.

2020 Technical Report

During the second quarter of 2020, the engineering firm of Tetra Tech, Inc. (“Tetra Tech”) completed a preliminary economic assessment (PEA) of the Velardeña Properties. The PEA included an updated estimate of mineralized material, which is set forth in the table below:

		Silver	Gold
		(Ag)	(Au)
		Grade	Grade	Lead
	Tonnes	(Grams	(Grams	(Pb)
	(in	per	per	Grade	Zinc (Zn)
Mineralized Material	thousands)	tonne)	tonne)%		Grade %
Mineralized Material at May 8, 2020
Velardeña & Chicago Mines
Oxide	436	253	5.1	1.71	1.49
Sulfide	915	333	4.8	1.46	1.92
Total Mineralized Material	1,351	307	4.9	1.54	1.78

Note: Results may not tie precisely due to rounding.

The above mineralized material estimate was based on a cutoff grade of a net smelter return (“NSR”) of $125 per tonne and the following assumed prices:

Metal	Metal Prices*
Silver	$16.30 (oz)
Gold	$1,305 (oz)
Lead	$0.99 (lb)
Zinc	$1.27 (lb)

* Amounts represent three-year trailing average as of December 2019.

The cutoff grade of $125 NSR per tonne of mineralized material was determined by assessing the estimated average costs of mining, processing and general and administration, as well as metallurgical recoveries, including sulfide metallurgical recoveries of 67%, 90%, 72% and 77% for gold, silver, lead and zinc respectively. The average cost estimates are the same for both the Velardeña and Chicago mines.

For further detail regarding mineralized material, see “CAUTIONARY STATEMENT REGARDING MINERALIZED MATERIAL”.

Velardeña Properties Activities

The recent rise in precious metals prices, the advancement of alternative processing technologies in the industry, and the results of our testing activities prompted us to pursue the preparation of an updated Preliminary Economic Assessment of our Velardeña project. In April 2020 we announced positive results from the updated PEA.  The updated PEA was prepared to incorporate new and updated elements of the project database, mine plan and processing plan, most notably the inclusion of bio-oxidation treatment of gold-bearing pyrite concentrates. In late 2019, we obtained successful results from testing Velardeña gold concentrate material using Finnish firm Outotec’s “BIOX” process, a sustainable technology that was developed to pre-treat refractory ores and concentrates ahead of conventional cyanide leaching. The gold in these types of mineralized materials, such as those found at Velardeña, is encapsulated in pyrite and arsenopyrite which prevents the gold from being successfully cyanide leached. BIOX utilizes bacteria to oxidize these sulfide minerals, thereby exposing the gold for subsequent cyanide leaching and increasing overall gold recoveries. The 2019 BIOX testing of Velardeña material achieved gold recoveries of 92% from the pyrite-arsenopyrite concentrate, compared to sub-30% gold recoveries realized when the Velardeña Properties last operated in 2015. During 2021, we plan to continue to optimize the mine plan and processing details in preparation for future test-mining and processing in advance of establishing a definite schedule for restarting commercial production at the Velardeña mines and the installation of the bio-oxidation circuit. No development decision has been made regarding a potential restart of the Velardeña mines, however, discussions are in progress regarding the potential to restart mining and flotation processing in late 2021 or early 2022 while awaiting design and possible construction of the bio-oxidation facility.

Mining and Processing

Aside from some minor test mining and crushing activities, there were no mining or processing activities, other than the Hecla Lease, at our Velardeña Properties in 2019 or 2020 as a result of the shutdown of the mining and sulfide processing activities in November 2015. Currently, we expect to incur approximately $0.2 million in quarterly holding costs for as long as mining and sulfide processing activities remain suspended.

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

Import duties apply for goods and services entering the country, unless specifically exempted due to a free trade agreement or registered under specific programs like IMMEX.  Payroll taxes are payable in most states including Durango and Coahuila, and social security, housing and pension contributions must be made to the federal government when paying salaries.

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

We are required to pay a 1% net smelter return royalty on the value of all minerals extracted from the El Quevar II concession and a 1% net smelter return royalty on one-half of the minerals extracted from the Castor concession to the third party from whom we acquired these concessions. We can purchase one half of the royalty for $1 million in the first two years of production. The Yaxtché deposit is located primarily on the Castor concession. We may also be required to pay a 3% royalty to the Salta Province based on the net smelter value of minerals extracted from any of our concessions less costs of processing. To maintain all of the El Quevar concessions, we paid canon payment fees to the Argentine government of approximately $36,000 and $22,000 in 2019 and 2020, respectively. In 2021 we expect to pay approximately $15,000.

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

Barrick Earn-In Agreement

In April 2020, we entered into the Earn-In Agreement with Barrick, pursuant to which Barrick has acquired an option (the “Option”) to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina.

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

During the earn-in period, originally scheduled from April 9, 2020 to April 9, 2028, in addition to the exploration spending, Barrick will fund the holding costs of the property, which will qualify as work expenditures. Barrick will reimburse us for expenses related to maintaining the exploration camp which will initially be run by us under a service agreement, which will also qualify as work expenditures. Through December 31, 2020, approximately $0.4 million of expenses incurred by us were reimbursable under the Earn-In Agreement.

Due to the COVID-19 pandemic and related legal restrictions on mining exploration in Salta, Argentina, Barrick declared a force majeure event under the Earn-In Agreement.  As a result of the force majeure event, the earn-in period and other applicable deadlines in the Earn-In Agreement were extended by 119 days.  The force majeure event is no longer in effect and Barrick has commenced activities at the site.

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

In 2017, Wood Group USA, Inc. (formerly known as Amec Foster Wheeler E&C Services, Inc.) (“Wood”) undertook an analysis and re-modeling of data utilized in a 2012 mineralized material estimate based on results from 270 core drill holes from the Yaxtché deposit. The Wood estimate, which we announced in February 2018, used updated geologic controls and a modeling method that optimized silver grade assuming mining would occur solely underground.

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

Exploration Properties

In addition to Rodeo, Velardeña and El Quevar, we currently control a portfolio of approximately 12 exploration properties located primarily in certain traditional precious metals producing regions of Mexico, Nevada and Argentina. We do not consider any of our exploration properties to be individually material, including those noted below.

In 2021 we plan to focus our exploration efforts primarily on evaluating and searching for mining opportunities in North America with near term prospects of mining. We are also focused on continuing our exploration efforts on selected properties in our portfolio. During 2021 we expect our expenditures for the exploration program to total approximately $0.4 million, with approximately $0.2 million in property holding costs in Mexico, $0.1 million in holding costs in Nevada and approximately $1.2 million in administrative and general reconnaissance costs in Mexico.

Yoquivo

The Yoquivo property was acquired in 2017 and with the 2019 additional acquisition of a claim internal to the exterior boundary the project consists of 1,975 hectares in 7 claims that cover an epithermal vein district hosted in Tertiary andesitic volcanic rocks that is exposed in an erosional window through Oligocene rhyolite on the eastern margin of the Sierra Madre Occidental of northern Mexico. The property is 200 km SW of Chihuahua city in the state of Chihuahua, Mexico. Surface rock sampling done in 2018 demonstrated gold and silver values of potential economic interest in several of the veins in the district. We have an option to purchase the six concessions that comprise the Yoquivo property for payments totaling $0.75 million over four years subject to a 2% to 3% NSR royalty on production, capped at $2.8 million.

In October 2018 we announced high-grade silver-gold assays from the Yoquivo project. Multiple silver-gold bearing epithermal veins were mapped and sampled, with the two most important veins being the San Francisco and Pertenencia veins. A new vein, the La Nina vein, was discovered in the northwest of the property where it splits off from the main San Francisco vein. Two other veins, the Esperanza and El Dolar veins have been identified and sampled. Based on sampling and mapping we have identified the most attractive targets on the property and have permits in hand to initiate the drill program. In September 2020 we began a 3,400-meter, 15-hole drill program to test the most promising portions of the veins. We completed the drill program in December 2020 and identified four separate vein systems in which surface sampling has returned grades up to 4,050 g/t silver and 27.7 g/t gold from surface.  We announced the drill results in January 2021, which identified four veins with potentially economic gold-silver grades, including a newly discovered vein without previous historic mining within the district scale property holdings. We plan to follow with a second phase drill program, which could start in the the second quarter 2021.

Santa Maria

On July 14, 2020, we entered into a binding letter of intent with Fabled Silver Gold Corp., formerly known as Fabled Copper Corp. (“Fabled”), for a potential transaction pursuant to which Fabled would acquire our option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (the “Option”). Entry into a definitive agreement regarding the Option was subject to a number of contingencies. On December 4, 2020, the Company entered into a definitive option agreement (the “Option Agreement”) to sell its Option to Fabled. The period to exercise the Option (the “Exercise Period”) expires on December 4, 2022, unless extended by the parties under the terms of the Option Agreement. As consideration for the Option, Fabled (i) paid $0.5 million in cash to the Company and issued to the

Company one million shares of Fabled’s common stock; (ii) will pay $1.5 million in cash to the Company on the one year anniversary date following the closing of the Option Agreement; (iii) will pay $2.0 million in cash to the Company on the two year anniversary date following the closing of the Option Agreement; and (iv) upon exercise of the Option, will grant the Company a 1% net smelter return royalty on the Maria, Martia III, Maria II Frac. I, Santa Maria and Punto Com concessions (the “Concessions”). Pursuant to the Option Agreement, during the Exercise Period, Fabled is obligated to pay to each of the owners of the Concessions (the “Owners”) any remaining required payments due to the Owners pursuant to the various underlying option agreements between the Owners and the Company, and to make all payments and perform all other requirements needed to maintain the Concessions in good standing. Should Fabled not complete its obligations described herein, the Santa Maria mining claims will revert to the Company and the Company will be entitled to keep any payments made by Fabled under the terms of the Option Agreement.

We have the right to acquire 100% of the Santa Maria property under two separate option agreements representing the total concessions that comprise the property for additional payments of $0.2 million, payable through August 2021. The first option agreement covers concessions we acquired in August 2014 and required a final payment of approximately $0.1 million in November 2020.  The second option agreement covers concessions acquired in August 2017 and requires an additional approximately $0.2 million be paid in 2021.

Sand Canyon

During the second quarter 2019 we entered into an earn-in agreement with Golden Gryphon Explorations for the Sand Canyon project located in northwestern Nevada, where surface work has identified a large system of epithermal veins with potential for gold and silver deposits. We hold an option to earn a 60% interest in the Sand Canyon project by spending $2.5 million in exploration expenses over four years, with guaranteed minimum expenditures of $0.5 million in year one. To continue to earn interest in the project, we must spend at least $0.75 million in each of years two and three and $0.5 million in year four, and drill at least 5,000 feet of core or 10,000 feet of reverse circulation or a combination of the two, by the end of the second year. We paid $25,000 cash and $50,000 in reimbursed exploration expenditures to acquire the option and $35,000 cash in 2020 on the first anniversary of the agreement, and will make staged payments of a total additional $100,000 ($50,000 in 2021 and $50,000 in 2022) over the next two anniversaries of the agreement.

We completed surface exploration activities on the project in late 2019, including mapping and geochemical sampling to identify drill targets. Based on this work and after securing drill permits, we initiated a drill program in the first quarter 2020.  In March 2020 we completed the initial drill program of approximately 1,800 meters in 4 diamond drill holes.  The drill holes were placed to target surface geochemical and geophysical anomalies associated with epithermal veining observed in outcrops.  Drill holes tested the two principal epithermal vein target areas on the property, the DeLong Canyon target and the Sand Canyon target. The drill hole collared to test the DeLong Canyon target did not encounter any veins or significant anomalous geochemical values.  Interpretation shows that a fault offset likely caused the drill hole to miss the vein system as projected from surface. The three drill holes collared to test the veins and anomalies in the Sand Canyon target area all intersected narrow vein and breccia structures with low anomalous values of Ag, As, Sb, and Mo. No potentially economic concentrations of precious metals were encountered in any of the four drill holes. Plans for further testing of the mineralized system are being considered. In the first year of exploration at Sand Canyon and through December 31, 2020, we spent $1.8 million toward the $2.5 million earn-in requirement, fulfilling the first and second year minimum expenditures and the minimum drill commitment.

Executive Officers of Golden Minerals

Name	Age	Position
Warren M. Rehn	66	President and Chief Executive Officer
Robert P. Vogels	63	Senior Vice President and Chief Financial Officer

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

The following table sets forth for the periods indicated on the London Fix high and low silver fixes in U.S. dollars per troy ounce. On February 12, 2021, the closing price of silver was $27.07 per troy ounce.

	Silver
Year	High	Low
2012	$37.23	$26.67
2013	$32.23	$18.61
2014	$22.05	$15.28
2015	$18.23	$13.71
2016	$20.71	$13.58

2017	$18.56	$15.22
2018	$17.52	$14.13
2019	$19.31	$14.38
2020	$28.89	$12.01
2021*	$29.59	$24.87

*	Through February 12, 2021.

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

The following table sets forth for the periods indicated on the London Fix PM high and low gold fixes in U.S. dollars per troy ounce. On February 12, 2021, the closing price of gold was $1,816 per troy ounce.

	Gold
Year	High	Low
2012	$1,792	$1,540
2013	$1,694	$1,192
2014	$1,385	$1,142
2015	$1,296	$1,049
2016	$1,366	$1,077
2017	$1,346	$1,151
2018	$1,355	$1,178
2019	$1,546	$1,270
2020	$1,672	$1,527
2021*	$1,943	$1,786

*  Through February 12, 2021.

Employees

We currently have 192 employees, including [seven] in Golden, approximately 174 in Mexico, primarily involved with the Rodeo operation, and 11 in Argentina, primarily in connection with the El Quevar project.

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

Risk Factors related to our Financial Circumstances

We are an exploration stage company and do not have a long-term source of revenue.

We have a history of operating losses and have not successfully produced revenue from mining operations since 2015.  Although we expect our Rodeo project to generate revenue and free cash flow commencing in 2021, that project is short-lived and is not expected to generate significant cash flow beyond 2023.  We are evaluating other potential mining activities, including a potential restart of production at the Velardeña Properties.  However, we do not currently have any mining activities scheduled to commence after the termination of production at the Rodeo property.

If we are unable to generate revenue from another mining property, we will be dependent on future external financing to fund our corporate expenses and exploration and development activities.  There is no assurance that such financing will be available on acceptable terms or at all.  See “Risk Factors – We may not have access to sufficient future capital.”

We may not have access to sufficient future capital.

Although the Rodeo property is expected to generate revenue and free cash flow through 2023, we expect to require additional external financing to fund our continuing business activities.  Additional capital would be required to fund general and administrative costs if our revenue and cash flow projections for Rodeo are not realized.  Moreover, additional capital may be required in order to continue to advance our other projects.

We do not have a credit, off-take or other commercial financing arrangement in place that would finance our general and administrative costs and other working capital needs to fund our continuing business activities in the future, and we believe that securing credit for these purposes would be challenging. In addition, commercial financing arrangements may not be available on favorable terms or on terms that would not further restrict our flexibility and ongoing ability to meet our cash requirements over a reasonable period of time. We also may not be able to obtain funding by monetizing additional non-core exploration or other assets at an acceptable price.

Although we may be able to access public equity markets, including through issuances under out At the Market Offering Program with H.C. Wainwright & Co. (“ATM Program”) or the committed equity program with Lincoln Park

Capital that we entered into in May 2018 (the “LPC Program”), significant equity issuances may be dilutive to our existing stockholders.

We cannot assure you that we will be able to obtain financing to fund our general and administrative costs and other working capital needs to fund our continuing business activities in the future on favorable terms or at all.

Risk Factors related to our Mining and Processing Activities

We have not established proven or probable mineral reserves at our only producing property, the Rodeo project.

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7 or Canadian securities regulators, at the Rodeo mine.  In order to establish proven reserves under SEC Industry Guide 7, we would be required to prepare a final, “bankable” feasibility study.  Due to the size of the Rodeo deposit and the relatively short anticipated mine life, we do not believe it is necessary to incur the expense and delay involved in preparing a bankable feasibility study in order to bring the Rodeo project into production.  As a result, despite the fact that we have undertaken confirmatory drilling to provide additional certainty regarding the Rodeo deposit, there is an increased uncertainty and risk that may result in economic and technical failure which may adversely impact our future profitability.  Our production and after-tax cash flow estimates at the Rodeo mine are based in part on the mineralized material estimate.  Therefore, because the estimate does not constitute proven reserves under SEC Industry Guide 7, the production and after-tax cash flow estimates which are derived therefrom are inherently more uncertain than would otherwise be the case if the Rodeo mine were supported by a bankable feasibility study and estimate of proven reserves established in accordance with Industry Guide 7.

Our ability to achieve the cash flow and profitability predicted at the Rodeo mine will be affected by changes in prices of silver and gold.

We estimate approximately $9.0 million to $10.5 million in after-tax cash flow from the Rodeo mine during 2021.  This estimate is based on an average silver price of $25.00 per ounce and an average gold price of $1,800 throughout 2021.  Our ability to achieve our revenue and cash flow forecast is dependent, in large part, on the market prices of silver and gold. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including (i) global or regional consumption patterns; (ii) supply of and demand for silver and gold on a worldwide basis; (iii) speculative and hedging activities; (iv) expectations for inflation; (v) political and economic conditions; (vi) supply of, and demand for, consumables required for extraction and processing of metals, and (vii) general economic conditions worldwide.  We have no ability to influence the price of silver and gold.

The assumptions behind our estimates of cash flow and profitability at the Rodeo mine are inherently subject to uncertainty.

Our decision to commence production at the Rodeo mine was based on a Preliminary Economic Assessment that was completed in April 2020, as well as subsequent drilling and metallurgical work.  In making the decision to commence mining, we made certain assumptions regarding operating and capital costs and project economic returns. These estimates of average cash operating costs are based upon, among other things (i) anticipated tonnage, grades and metallurgical characteristics of the ore to be mined and processed; (ii) anticipated recovery rates of silver and other metals from the ore; (iii) cash operating costs of comparable facilities and equipment; and (iv) anticipated climatic conditions.  Actual cash operating costs, production and economic returns may differ significantly from those anticipated by our studies and estimates.

We are party to a collective bargaining agreement with a union in Mexico that, together with labor and employment regulations, could adversely affect our mining activities and financial condition.

Mine employees in Mexico are typically represented by a union, and our relationship with our employees is, and we expect in the future will be, governed in part by collective bargaining agreements. Any collective bargaining agreement that we enter into with a union is likely to restrict our mining flexibility in and impose additional costs on our mining activities. In addition, relations between us and our employees in Mexico may be affected by changes in regulations or labor union requirements regarding labor relations that may be introduced by the Mexican authorities or by labor unions. Changes in legislation or in the relationship between us and our employees may have a material adverse effect on our mining activities and financial condition.

Products processed from our Rodeo project or other mines in the future could contain higher than expected contaminants, thereby negatively impacting our financial condition.

Treatment charges paid to smelters and refineries include penalties for certain elements, including arsenic and antimony that exceed contract limits. If the material mined from our Rodeo project includes higher than expected contaminants, this would result in higher treatment expenses and penalty charges that could increase our costs and negatively impact our business, financial condition and results of operations. This could occur due to unexpected variations in the occurrence of these elements in the material mined, problems that occur during blending of material from various locations in the mine prior to processing and other unanticipated events.

Mining and processing activities are dependent on the availability of sufficient water supplies to support our mining activities.

Processing activities at the Velardeña Properties require significant amounts of water. At the Velardeña Properties, our ability to have sufficient water is dependent on our ability to maintain our water rights and claims. Water is provided for all of the mines comprising our Velardeña Properties by wells located in the valley adjacent to the Velardeña Properties. We hold title to three wells located near the sulfide plant and hold certificates of registration to three wells located near the oxide plant. We are licensed to pump water from all six wells up to a permitted amount. We are currently using water from the three wells associated with the oxide plant and from two of the three wells associated with the sulfide plant. We are required to make annual payments to the Mexican government to maintain our rights to these wells. We are required to pay a fine to the Mexican Government each year if we use too much water from a particular well or alternatively if we do not use a minimum amount of water from a particular well. In addition to these fines, the Mexican Government reserves the right to cancel our title to the wells for abuse of these rules.

We believe we currently have a sufficient amount of water for our expected processing activities at the plant. However, if we began processing material through both the sulfide and oxide plants in the future, we may face shortages in our water supply, and therefore will need to obtain water from outside sources at higher costs. The loss of some or all water rights for any of our wells, in whole or in part, or shortages of water to which we have rights would require us to seek water from outside sources at higher costs and could require us to curtail or shut down mining and processing in the future. Laws and regulations may be introduced in the future which could limit our access to sufficient water resources in mining activities, thus adversely affecting our business.

There are significant hazards involved in possible future underground mining and processing activities at our Velardeña Properties, not all of which would be fully covered by insurance.

While we are not currently conducting mining operations at the Velardeña Properties, we are evaluating a potential restart of production.  Because the Velardeña mines are underground, potential mining activities, as well as the conduct of our exploration programs that frequently require rehabilitation of and drilling in underground mine workings, are subject to numerous risks and hazards inherent in underground mines.  These risks include, for example, unforeseen environmental hazards, industrial accidents, unusual or unexpected geological formations, formation pressures, cave-ins, underground fires or floods, power outages, seismic activity, rock bursts, accidents relating to historical workings, landslides and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or processing facilities, personal injury or death, environmental damage, reduced extraction and processing and delays in mining, asset write-downs, monetary losses and possible legal liability. Although we maintain insurance against risks inherent in the conduct of our business in amounts that we consider reasonable, this insurance contains exclusions and limitations on coverage, and will not cover all potential risks associated with mining and exploration activities, and related liabilities might exceed policy limits. As a result of any or all of the forgoing, we could incur significant liabilities and costs that could adversely affect our results of operation and financial condition.

Risk Factors related to our Exploration and Development Activities

Our exploration properties may not contain mineral reserves.

We are considered an exploration stage company under SEC Industry Guide 7, and none of our properties have been shown to contain proven or probable mineral reserves as defined under Industry Guide 7. Expenditures made in mining at our properties may not result in positive cash flow or in discoveries of commercially recoverable quantities of ore. Most exploration projects do not result in the discovery of commercially mineable ore deposits, and we cannot assure you that any mineral deposit we identify will qualify as an orebody that can be legally and economically exploited or that any particular level of recovery from discovered mineralization will in fact be realized.

Our mineralized material estimates are inherently imprecise.

We have released estimates of mineralized material at the Rodeo project, the El Quevar project and the Velardeña Properties.  Mineralized material figures based on estimates made by geologists are inherently imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling that may prove to be unreliable or inaccurate. We cannot assure you that these estimates are accurate, and even if the estimates are accurate, the economic viability of the project may not justify exploitation.

The exploration of our mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

Mineral exploration is highly speculative in nature and frequently results in no or very little return on amounts invested to evaluate a particular property.  Substantial expenditures are required to (i) establish the existence of a potential ore body through drilling and metallurgical and other testing techniques; (ii) determine metal content and metallurgical recovery processes to process metal from the ore; (iii) determine the feasibility of mine development and production; and (iv) construct, renovate or expand mining and processing facilities.  If we discover a deposit or ore at a property, it usually takes several years from the initial phases of exploration until production is possible, if at all. During this time, the economic feasibility of a project may change because of increased costs, lower metal prices or other factors. As a result of these uncertainties, our exploration programs may not result in the identification of proven and probable reserves in sufficient quantities to justify developing a particular property.

We may not mine the Velardeña Properties again.

In mid-November 2015, we shut down the mines and sulfide processing plant at our Velardeña Properties and placed them on care and maintenance. Commencing mining again is subject to numerous risks and uncertainties, including:

●whether we are able to create a mine plan or gold recovery improvements that can achieve sustainable cash positive results at current and future metals prices;
●unexpected events, including difficulties in maintaining the properties on a care and maintenance basis, potential sabotage or damage to the assets related to the suspension of mining, and variations in ore grade and relative amounts, grades and metallurgical characteristics of oxide and sulfide ores;

●whether gold and silver prices will achieve or remain at sufficiently high levels to permit us to achieve sustainable cash positive results;
●whether actual holding and care and maintenance costs exceed current estimates or whether unanticipated costs arise;
●whether we are able to retain sufficient numbers of skilled mining and management personnel and otherwise maintain satisfactory relations with the unionized workforce on site; and
●our ability to obtain additional funding for general and administrative costs and other working capital needs to fund our continuing business activities as currently conducted and possibly for a potential restart of our Velardeña Properties.

Based on these risks and uncertainties, there can be no assurance that we will restart mining activities at the Velardeña Properties.

Most of our properties are subject to foreign environmental laws and regulations which could materially adversely affect our business.

We are conducting mining activities in Mexico and conduct mineral exploration activities in Mexico and Argentina. Both jurisdictions have laws and regulations that control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste generation, handling and disposal, the protection of different species of flora and fauna and the preservation of lands. These laws and regulations require us to acquire permits and other authorizations for conducting certain activities. In many countries, there is relatively new comprehensive environmental legislation, and the permitting and authorization process may not be established or predictable. We may not be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the cost of our projects and could suspend or delay the commencement of extraction and processing of mineralized material.

Our Rodeo and Velardeña properties are subject to regulation by SEMARNAT, the environmental protection agency of Mexico. In order to permit new facilities at or expand existing facilities, regulations require that an environmental impact statement, known in Mexico as a Manifestación de Impacto Ambiental (the “Manifestación”), be prepared by a third-party contractor for submission to SEMARNAT. Studies required to support the Manifestación include a detailed analysis of soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. The Manifestación is then published on SEMARNAT’s web page and in its official gazette in a national and local newspaper. The Manifestación is discussed at various open hearings, including hearings in the local communities, at which third parties may voice their views. We would be required to provide proof of local community support of the Manifestación as a condition to final approval. We may not be able to obtain community support of future projects.

Environmental legislation in Mexico is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulation in the jurisdictions where our Rodeo and Velardeña properties are located may adversely affect our business, make our business prohibitively expensive, or prohibit it altogether.

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

Many of our properties are located in areas of prior mining activity and we may encounter legacy environmental damage.

The Velardeña Properties and many of our exploration properties are located in historic mining districts where prior owners, including ECU in the case of the Velardeña Properties, may have caused environmental damage that may not be known to us or to applicable regulators. At the Velardeña Properties and in most other cases, we have not conducted comprehensive environmental analyses of our mineral properties. Insurance fully covering many environmental risks (including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and mining) is not generally available. To the extent environmental hazards may exist on the properties in which we currently hold interests, or may hold interests in the future, that are unknown to us at present and that have been caused by us, or previous owners or operators, or that may have occurred naturally, and to the extent we are subject to environmental requirements or liabilities, the cost of compliance with these requirements and satisfaction of these liabilities could have a material adverse effect on our financial condition and results of operations. If we are unable to fully fund the cost of remediation of any environmental condition, we may be required to suspend activities or enter into interim compliance measures pending completion of the required remediation.

Climate change and climate change legislation or regulations could impact our business.

We are subject to risks associated with climate change which could seriously harm our results of operations and increase our costs and expenses. The occurrence of severe adverse weather conditions, including increased temperatures, hail, droughts, fires or floods, may have a potentially devastating impact on our operations. Adverse weather may result in physical damage to our operations, instability of our infrastructure and equipment, washed-out roads to our projects, and alter the supply of water and electricity to our mining sites and oxide plant. Increased temperatures may also decrease worker productivity at our projects and raise cooling costs. Should the impacts of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.

U.S. or international legislative or regulatory action intended to ensure the protection of the environment are constantly changing and evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. While we will continue to monitor and assess any new policies, legislation or regulations regarding such matters, we currently believe that the impact of such legislation on our business will not be significant.

Most of our exploration properties, including our Rodeo and Velardeña properties, are located in Mexico and are subject to various levels of political, economic, legal, social and other risks.

Our Rodeo and Velardeña properties are located in Mexico, and, as such, are exposed to various levels of political, economic, legal and other risks and uncertainties, including local acts of violence, such as violence from drug cartels; military repression; extreme fluctuations in currency exchange rates; high rates of inflation; labor unrest; the risks of war or civil unrest; expropriation and nationalization; renegotiation or nullification of existing concessions, licenses, permits and contracts; illegal mining; acts of political corruption; changes in taxation policies; restrictions on foreign exchange and repatriation; and changing political conditions, currency controls and governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

In the past, Mexico has been subject to political instability, changes and uncertainties, which have resulted in changes to existing governmental regulations affecting mineral exploration and mining activities. Mexico’s status as a developing country may make it more difficult for us to obtain any required funding for our Rodeo project, Velardeña Properties or other projects in Mexico in the future.

Our Mexican properties are subject to a variety of governmental regulations governing health and worker safety, employment standards, waste disposal, protection of historic and archaeological sites, mine development, protection of endangered and protected species, purchase, storage and use of explosives and other matters. Specifically, our activities related to the Rodeo and Velardeña properties are subject to regulation by SEMARNAT, the Comisión Nacional del Agua, which regulates water rights, and Mexican mining laws. Mexican regulators have broad authority to shut down and levy fines against facilities that do not comply with regulations or standards.

Our Rodeo and Velardeña properties and mineral exploration activities in Mexico may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that increase the costs related to our mining and exploration activities or the maintenance of our properties. For example, in January 2014, amendments to the Mexico federal corporate income tax law require titleholders of mining concessions to pay annually a 7.5% duty of their mining related profits and a 0.5% duty on revenues obtained from the sale of gold, silver and platinum that were effective March 2015. These additional duties applicable to Mexico mining concession titleholders will have a significant impact on the annual costs applicable to the Rodeo and Velardeña properties if we have mining-related profits or significant revenues in the future.

Changes, if any, in mining or investment policies, changes or increases in the legal rights of indigenous populations or in the difficulty or expense of obtaining rights from them that are necessary for our Rodeo or Velardeña properties or shifts in political attitude may adversely affect our business and financial condition. Our mining and exploration activities may be affected in varying degrees by government regulations with respect to restrictions on extraction, price controls, export controls, currency remittance, income and other taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. Restart of mining or use of both the oxide and sulfide plant may also require us to assure the availability of adequate supplies of water and power, which could be affected by government policy and competing businesses in the area. The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on our mining and exploration activities and financial condition.

Future changes in applicable laws and regulations or changes in their enforcement or regulatory interpretation could negatively impact current or planned exploration or mining activities at our Rodeo or Velardeña properties or in respect of any of our other projects in Mexico or projects with which we become involved in Mexico. Any failure to comply with applicable laws and regulations, even if inadvertent, could result in the interruption of mining and exploration or material fines, penalties or other liabilities.

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

Title to the Rodeo project, Velardeña Properties and our other properties and rights may be defective or may be challenged.

Our policy is to seek to confirm the validity of our rights to, title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Title insurance is not available for our mineral properties, and our ability to ensure that we have obtained secure rights to individual mineral properties or mining concessions may be severely constrained. Accordingly, the Rodeo project, Velardeña Properties and our other mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, we may be unable to conduct activities on our properties as permitted or to enforce our rights with respect to our properties, and the title to our mineral properties may also be impacted by state action. We have not conducted surveys of all of the exploration properties in which we hold direct or indirect interests and, therefore, the precise area and location of these exploration properties may be in doubt.

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

Under the laws of Mexico, mineral resources belong to the state, and government concessions are required to explore for or exploit mineral reserves. Mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to the Mexican mining law and regulations thereunder. We hold title to the Rodeo project, Velardeña Properties and our other properties in Mexico through these government concessions, but there is no assurance that title to the concessions comprising the Rodeo project, Velardeña Properties and other properties will not be challenged or impaired. The Rodeo project, Velardeña Properties and other properties may be subject to prior unregistered agreements, interests or native land claims, and title may be affected by undetected defects. There could be valid challenges to the title of any of the claims comprising the Rodeo project, Velardeña Properties that, if successful, could impair mining with respect to such properties in the future. A defect could result in our losing all or a portion of our right, title, and interest in and to the properties to which the title defect relates.

Our Rodeo project mining concessions, Velardeña Properties mining concessions and our other mining concessions in Mexico may be terminated if our obligations to maintain the concessions in good standing are not satisfied, including obligations to explore or exploit the relevant concession, to pay any relevant fees, to comply with all environmental and safety standards, to provide information to the Ministry of Economy and to allow inspections by the Ministry of Economy. In addition to termination, failure to make timely concession maintenance payments and otherwise comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure could result in reduction or expropriation of entitlements. Additionally, in 2014, new mining concessions became subject to additional review and approval by the Mexico Ministry of Energy, and in recent years the federal government has been reluctant to issue new mining concessions at all.

Mining concessions in Mexico give exclusive exploration and exploitation rights to the minerals located in the concessions but do not include surface rights to the real property, which requires that we negotiate the necessary agreements with surface landowners. Many of our mining properties are subject to the Mexican ejido system requiring us to contract with the local communities surrounding the properties in order to obtain surface rights to land needed in connection with our mining exploration activities. In connection with our Velardeña Properties, we have contracts with two ejidos to secure surface rights with a total annual cost of approximately $25,000. The first contract is a ten-year contract with the Velardeña ejido, which provides surface rights to certain roads and other infrastructure at the Velardeña Properties through 2021. The second contract is a 25-year contract with the Vista Hermosa ejido signed in March 2013, which provides exploration access and access rights for roads and utilities for our Velardeña Properties. Similar to our Velardeña Properties, the Rodeo project is subject to the Mexican ejido system. We believe, although we cannot be certain, that our agreement with the local ejidos to allow access to the property will be sufficient to conduct our proposed mining activities. We also have a separate surface rights agreement in place with a local private landowner that allows us to conduct mining operations on the two concessions that make up the Rodeo property. Our inability to maintain and periodically renew or expand these surface rights on favorable terms or otherwise could have a material adverse effect on our business and financial condition.

Most of our costs are subject to exchange control policies, the effects of inflation and currency fluctuations between the U.S. dollar and the Mexican peso.

Our revenue and external funding are primarily denominated in U.S. dollars. However, certain mining, processing, maintenance and exploration costs at the Rodeo and Velardeña properties and most of our exploration properties are denominated in Mexican pesos. These costs principally include electricity, labor, water, maintenance, local contractors and fuel. When inflation in Mexico increases without a corresponding devaluation of the Mexican peso, our financial position, results of operations and cash flows could be adversely affected. The annual average inflation rate in Mexico was approximately 3.2% in 2020, 3.6% in 2019, and 4.9% in 2018. At the same time, the peso has been subject to fluctuation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso decreased by 4.7% in 2020, increased by 3.6% in 2019, and decreased by 0.5% in 2018.  In addition, fluctuations in currency exchange rates may have a significant impact on our financial results. There can be no assurance that the Mexican government will maintain its current policies with regard to the peso or that the peso's value will not fluctuate significantly in the future. We cannot assure you that currency fluctuations, inflation and exchange control policies will not have an adverse impact on our financial condition, results of operations, earnings and cash flows.

If we are unable to obtain all of our required governmental permits or obtain property rights on favorable terms or at all, our business could be negatively impacted.

Future mining and current processing at our Rodeo and Velardeña properties, the continued evaluation of the El Quevar project and other exploration activities will require additional permits from various governmental authorities. Our business is and will continue to be governed by laws and regulations governing mining, exploration, prospecting, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, mining royalties and other matters. We may also be required to obtain certain property rights to access or use our properties. Obtaining or renewing licenses and permits, and acquiring property rights, can be complex and time-consuming processes. There can be no assurance that we will be able to acquire all required licenses, permits or property rights on reasonable terms or in a timely manner, or at all, and that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties. Delays in obtaining or a failure to obtain any licenses, permits or property rights or any required extensions; challenges to the issuance of licenses, permits or property rights, whether successful or unsuccessful; changes to the terms of licenses, permits or property rights; or a failure to comply with the terms of any licenses, permits or property rights that have been obtained could have a material adverse effect on our business by delaying, preventing or making future mining and processing at our Rodeo or Velardeña properties and other continued processing activities economically unfeasible.

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

We currently conduct exploration activities almost exclusively in countries with developing economies, including Argentina and Mexico. These countries and other emerging markets in which we may conduct business have from time to time experienced economic or political instability. We may be materially adversely affected by risks associated with conducting exploration activities in countries with developing economies, including:

●political instability and violence;
●war and civil disturbance;
●expropriation or nationalization;
●changing fiscal, royalty and tax regimes;
●fluctuations in currency exchange rates;
●high rates of inflation;
●uncertain or changing legal requirements respecting the ownership and maintenance of mineral properties, mines and mining activities, and inconsistent or arbitrary application of such legal requirements;
●uncertain or changing economic and environmental policies of governmental authorities in Mexico or Argentina;
●underdeveloped industrial and economic infrastructure;
●corruption; and
●unenforceability of contractual rights.

Changes in mining or investment policies or shifts in the prevailing political climate in any of the countries in which we conduct exploration activities could adversely affect our business.

We conduct our business in countries that may be adversely affected by changes in the local government’s policies toward or laws governing the mining industry.

We have exploration activities primarily in Mexico and Argentina. In these regions there exist uncertainties regarding future changes in applicable law related to mining and exploration. For instance, in January 2014, amendments to the Mexico federal corporate income tax law required titleholders of mining concessions to pay annually a 7.5% duty of their mining related profits and a 0.5% duty on revenues obtained from the sale of gold, silver and platinum that were effective March 2015. These additional duties applicable to Mexico mining concession titleholders will have a significant impact on the annual costs applicable to our Rodeo and Velardeña properties if we have mining related profits or significant revenues in the future.

Additionally, effective January 2015, the Argentina National Mining Code was amended, increasing the annual canon payment by approximately four times. In 2019 and 2020, our annual canon fees payable to the Argentine government was $36,000 and $22,000 respectively, and we expect to pay approximately $15,000 in 2021.

In addition to the risk of increased transaction costs, we do not maintain political risk insurance to cover losses that we may incur as a result of nationalization, expropriation or similar events in Mexico or Argentina where we explore or have mining and processing activities.

Risk Factors related to our Common Stock

One of our stockholders owns a significant percentage of our common stock and could block decisions or transactions that could be beneficial to other stockholders.

 One of our stockholders, The Sentient Group, through the Sentient executive funds (“Sentient”), owns approximately 24% of our outstanding common stock. With this level of ownership, Sentient could exert significant control over us, including over the election of directors, changes in the size or the composition of the board of directors, and mergers and other business combinations involving us. Through greater control of the board of directors and increased voting power, including the potential to prevent a quorum at stockholders meetings, Sentient could control certain decisions, including decisions regarding qualification and appointment of officers, operations of the business including acquisition or disposition of our assets or purchases and sales of mining or exploration properties, dividend policy, and access to capital (including borrowing from third-party lenders and the issuance of equity or debt securities). Sentient’s large share ownership will also make it difficult, if not impossible, for us to enter into a change of control transaction that may otherwise be beneficial for our other shareholders.

The existence of a significant number of warrants may have a negative effect on the market price of our common stock.

As of December 31, 2020, we had 16,728,846 warrants outstanding with a weighted average exercise price per share of $0.38. The existence of securities available for exercise and resale is referred to as an “overhang,” and, particularly if the warrants are "in the money," the anticipation of potential sales could exert downward pressure on the market price of our common stock.

Failure to meet the maintenance criteria of the NYSE American may result in the delisting of our common stock, which could result in lower trading volumes and liquidity, lower prices of our common shares and make it more difficult for us to raise capital.

Our common stock is listed on the NYSE American LLC (the “NYSE American”), and we are subject to its continued listing requirements, including maintaining certain share prices and a minimum amount of stockholders’ equity. On August 19, 2019, we received written notification (the “Notice”) from the NYSE American that were not in compliance with Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”). We are required to report a stockholders’ equity of $6.0 million or more if we have reported losses from continuing operations and/or net losses in its five most recent fiscal years. The Notice noted that we reported a stockholders’ equity of $4,380,000 as of June 30, 2019 and losses from continuing operations and/or net losses in each of its five most recent fiscal years ended December 31, 2018. As a result, we became subject to the procedures and requirements of Section 1009 of the Company Guide and were required to submit a plan of compliance by September 18, 2019 to the NYSE American addressing how we intended to regain compliance with Section 1003(a)(iii) of the Company Guide by February 19, 2021.  On January 14, 2021, we received notice from the NYSE American that we had resolved the continued listing deficiency with respect to Section

1003(a)(iii) of the Company Guide and had regained compliance with all of the NYSE American continued listing requirements.

If we are unable to remain in compliance with the NYSE American continued listing requirements, our common stock may be suspended from trading on and/or delisted from the NYSE American. Although we have not been notified of any delisting proceedings, there is no assurance that we will not receive such notice in the future or that we will be able to then comply with NYSE American listing standards. If we are delisted from the NYSE American, it may have an adverse impact on our share price and may make it more difficult for us to raise capital in the future.  In particular, if we are delisted from the NYSE American, we will be unable to sell our common stock pursuant to the ATM Program.

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

General Risk Factors

Our operations may be further disrupted, and our financial results may be adversely affected by the novel coronavirus (COVID-19) pandemic.

The December 2019 novel strain of coronavirus known as COVID-19, which was declared a pandemic by the World Health Organization in March 2020, poses a risk to our business and operations. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend exploration activities and/or development projects which may impact liquidity and financial results. For example, in compliance with a directive of the Mexican Federal Government to suspend all non-essential activities, including mining, in response to the COVID-19 pandemic, we suspended processing activities at the Velardeña Properties in the State of Durango, Mexico, during portions of April and May 2020. If the Mexican Federal Government were to resuspend non-essential activities, including mining, this may significantly lower the revenue we expect to receive from production at our Rodeo property.

To the extent the COVID-19 pandemic adversely affects our business and financial results as discussed above, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our operation and indebtedness and financing. Because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

We depend on the services of key executives.

Our business strategy is based on leveraging the experience and skill of our management team. We are dependent on the services of key executives, including Warren Rehn and Robert Vogels.  If one or both of these executives were to cease serving the company in their role, we would need to immediately undertake a search for a replacement.  During any such interim period, our ability to continue achieving our business objectives would be impaired.

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

As of February 12, 2021, we had 156 record holders of our common stock of record based upon the stockholders list provided by our transfer agent, Computershare Trust Company, N.A.

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

Our Company

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009 and are the successor to Apex Silver Mines Limited for purposes of reporting under the Exchange Act. During the year ended December 31, 2020, our only sources of income were revenues from the lease of our Velardeña oxide plant and sales of non-core assets. We incurred net operating losses for the years ended December 31, 2020 and 2019.

We are primarily focused on operations at the Rodeo property as well as further studies of a restart plan for Velardeña, including use of bio-oxidation to improve the payable gold recovery. We are also focused on (i) advancing our El Quevar exploration property in Argentina through the Earn-in Agreement with Barrick and (ii) continuing to evaluate and search for mining opportunities in North America (including Mexico) with near term prospectus of mining, and particularly for properties within reasonable haulage distances of our processing plants at the Velardeña Properties.   We are also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

2020 Highlights

COVID-19 uncertainties

We undertook several initiatives in response to the COVID-19 pandemic and will continue to implement most of these initiatives in 2021 until it is considered safe to alter or remove these practices. We followed, and continue to follow, World Health Organization protocols and local government rules and recommendations at all of our projects and corporate offices. Office employees are working remotely wherever possible. In compliance with a directive of the Mexican Federal Government to suspend all non-essential activities, including mining, in response to the COVID-19 pandemic, we suspended mining activities at our Velardeña Properties (Durango State, Mexico) during portions of April and May 2020.  Activities at the Velardeña Properties, including processing of Hecla material at the oxide mill, continued uninterrupted since the temporary shutdown.

To provide greater financial flexibility at the onset of the COVID-19 pandemic, on March 30, 2020, we entered into a short-term loan agreement (the “Loan Agreement”) with Sentient Global Resources Fund IV , L.P., a Cayman Islands exempted limited partnership (“Sentient”), pursuant to which Sentient granted to us an unsecured loan in an amount equal to $1.0 million (the “Sentient Loan”). Sentient is a private equity fund, and together with certain other Sentient equity funds, Sentient is our largest stockholder, and at the time of the loan held approximately 38% of our outstanding common stock. The Sentient Loan bore interest at a rate of 10% per annum and the loan was due in full, together with accrued interest and any other amount outstanding under the Loan Agreement, on December 31, 2020. On August 12, 2020, we repaid in full all outstanding borrowings under, and terminated, the Loan Agreement, with no prepayment penalty.

In addition to the Sentient Loan, we also reached an agreement in April 2020 with Compañía Minera Autlán S.A.B. de C.V. (“Autlán”) to extend the time to repay the then remaining $0.8 million related to the $1.5 million refundable deposit received for the proposed sale of our Velardeña Properties and other assets in June 2019 through December 2020. The deposit was related to the proposed sale of our Velardeña Properties and other assets to Autlán in June 2019, which was subsequently terminated. During August 2020, we paid the remaining refundable deposit plus accrued interest in full.

Rodeo Property

As a result of our decision to commence mining operations at our Rodeo project, we now consider the Rodeo property to be one of our material properties, along with the Velardeña Properties and the El Quevar project.  Further information about our Rodeo project is set forth in Items 1 and 2 above.

In November 2020 we received the final necessary permits for us to commence mining at the Rodeo project from SEMARNAT, the environmental protection agency in Mexico. We began mining activities at the Rodeo property during December 2020, with processing of mined material at our Velardeña oxide plant beginning in January 2021.  We pored our first doré bar at the end of January 2021.

We have completed the hiring of additional key mine and plant supervision to support the oxide plant operating workforce, which was already in place following the termination of the Hecla Lease on November 30, 2020.  We entered into a contract mining agreement in December 2020 with a regional contractor to perform mine excavation work.  We will continue to provide overall mine management and engineering, which includes in-pit technicians who will determine whether material is suitable for process or placement on the waste dump.  In January 2021, we entered into an agreement with another regional contractor for haulage of mined material to the oxide plant.  Our assay lab, located in Velardeña, Durango, Mexico will be used for the project’s assaying requirements.

We are installing a new regrind mill circuit at the plant specifically designed to process the harder mined material coming from the Rodeo property, with completion expected by the end of February 2021 at a total cost of approximately $0.6 million.  The new circuit, which will allow for the maximum recovery of gold, will allow daily throughput in the oxide plant to increase to approximately 450 tonnes per day, following a ramp-up period we expect to complete by the end of the first quarter 2021.  Mine life is estimated at approximately ten quarters (2.5 years) at currently estimated throughput levels.

Assays from early processing at the oxide plant indicate the doré produced should be comprised of approximately 10 to 15 percent gold and 65 to 75 percent silver and be of a quality that is readily marketable and saleable to refineries located either in Mexico or internationally, consistent with standard commercial terms. We entered into a refining agreement with a third party in February 2021 and expect to begin export shipments of doré to the U.S. as soon as the appropriate export documentation and permits are in place, which is expected to occur prior to the end of the first quarter 2021.

During the year ended December 31, 2020, we spent approximately $0.9 million on exploration and other pre-production costs and $0.3 million of capital expenditures in preparation for the processing of Rodeo material.  We expect to spend an additional approximately $0.4 million in the first quarter 2021 to complete the installation of the new regrind mill circuit.

If we are successful in the ramp-up of processing the mined material from Rodeo to estimated levels by the end of the first quarter 2021, we anticipate total tonnes processed for the full year 2021 will be approximately 125,000 to 135,000, resulting in payable production of approximately 12,000 to 14,000 ounces of gold and 25,000 to 30,000 ounces of silver.  Using an assumed gold price of $1,800/oz and an assumed silver price of $25.00/oz (the London Fix PM prices on December 31, 2020, as reported by Kitco, were $1,888 and $26.49 for gold and silver, respectively), estimated after-tax cash flow for the full year 2021 from production at the Rodeo operation, net of capital expenditures and working capital, is estimated at approximately $9.0 million to $10.5 million.

The estimates shown above are preliminary in nature and are based primarily on the assumptions described in the PEA, adjusted slightly to reflect the results of the recently completed drilling program and metallurgical testing and the proposed contract mining and hauling contracts (as noted above).  Actual results from production at Rodeo may vary significantly based upon, among other things, unanticipated variations in grade, unexpected challenges associated with our proposed mining plan, volatility in commodity prices, variations in expected recoveries, increases in projected operating or capital costs or delays in commencement of or interruptions in production.  See “Risk Factors – Risk Factors related to our Mining and Processing Activities.”

Velardeña Oxide Plant Lease Agreement

During the year ended December 31, 2020, Hecla processed approximately 120,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $5.6 million, comprised of approximately $3.6 million for direct plant charges and fixed fees and approximately $2.0 million for other net reimbursable costs related to the services we provide under the lease.  During the term of the lease, Hecla was responsible for the ongoing operation and maintenance of the oxide plant. The $2.0 million of reimbursable costs are also reported as plant lease costs, resulting in net operating margin of approximately $3.6 million for the year ended December 31, 2020.

On July 7, 2020, in accordance with the terms of the Third Amendment to the Hecla Lease, the Company received notification from Hecla terminating the Hecla Lease effective November 30, 2020. Hecla continued to process material at approximately 400 tonnes per day during the remainder of the agreement through November 30, 2020.

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

The recent rise in precious metals prices, the advancement of alternative processing technologies in the industry, and the results of our testing activities prompted us to pursue the preparation of an updated preliminary economic assessment (PEA). On April 2, 2020 we announced positive results from the updated PEA (as more fully described above in Items 1 and 2: “Velardeña Properties - Velardeña Properties Activities”). In the coming months, we plan to continue to optimize the mine plan and processing details in preparation for future test-mining and processing in advance of establishing a definite schedule for restarting commercial production at the Velardeña mines and the installation of the bio-oxidation circuit. No development decision has been made regarding a potential restart of the Velardeña mines.

El Quevar

On April 9, 2020, we entered into the Earn-In Agreement with Barrick, pursuant to which Barrick has acquired an option to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina.  For a discussion of the Earn-In Agreement, see “Items 1 and 2: Business and Properties – El Quevar – Barrick Earn-In Agreement” above.

Yoquivo

In September 2020 we began a 3,400-meter, 15-hole drill program to test the most promising portions of certain veins in the Yoquivo property in Chihuahua, Mexico. We completed the drill program in December 2020 and identified four separate vein systems in which surface sampling has returned grades up to 4,050 g/t silver and 27.7 g/t gold from surface. Complete results from the drill program were announced in our press release dated January 27, 2021. Of substantial interest is the discovery of a new vein parallel to and east of the Pertenencia vein. While the other principal veins have been partially mined from surface to the water table (up to 130 meters) in the case of San Francisco and Pertenencia, and over a much less extensive vertical interval in the case of El Dolar and Esperanza, the new vein is unmined from surface. We are planning a second phase drill program, which could start in the second quarter 2021.

For a further discussion of the Yoquivo property, see “Items 1 and 2: Business and Properties – Exploration Properties – Yoquivo” above.

Santa Maria

In December 2020, we entered into an Option Agreement with Fabled Silver Gold Corp. pursuant to which Fabled will have the right to acquire our interest in the Santa Maria mining claims in Chihuahua, Mexico.  For a further discussion of the Santa Maria property and this Option Agreement, see “Items 1 and 2: Business and Properties – Exploration Properties – Santa Maria” above.

Sand Canyon

We have an earn-in agreement with Golden Gryphon Explorations for the Sand Canyon project located in northwestern Nevada.  We completed surface exploration activities in late 2019 and completed an initial drill program of approximately 1,800 meters in March 2020.  No potentially economic concentrations of precious metals were encountered in any of the four drill holes. Plans for further testing of the mineralized system are being considered. In the first year of exploration at Sand Canyon and through December 31, 2020, we spent $1.8 million toward the $2.5 million earn-in requirement, fulfilling the first and second year minimum expenditures and the minimum drill commitment.

For a further discussion of the Sand Canyon property, see “Items 1 and 2: Business and Properties – Exploration Properties – Sand Canyon” above.

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

2020 Offering and private placement transaction

On April 20, 2020, we entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale of 15,000,000 shares of our common stock at a price of $0.20 per share, and in a concurrent private placement transaction, the issuance of 11,250,000 warrants, ultimately consisting of 7,500,000 series A warrants and 3,750,000 series B warrants, to purchase up to 11,250,000 shares of our common stock at an exercise price of $0.30 per share, for aggregate gross proceeds of $3.0 million. The securities purchase agreement granted the institutional investors the right to collectively participate in up to 50% of any future offerings of securities by the Company on the same terms as other investors, other than certain “exempt issuances” and “permitted sales” as defined therein, until April 22, 2021.

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

Warrant exercises

During the fourth quarter 2020, 5,000,000 of the series A warrants and 3,500,000 of the series B warrants associated with the April 2020 offering were exercised at a price of $0.30 per share resulting in proceeds of $2.6 million.  Subsequent to December 31, 2020, 1,400,000 of the series A warrants associated with the April 2020 offering were exercised at a price of $0.30 per share resulting in proceeds of $420,000.   Also, subsequent to December 31, 2020, 1,500,000 of the series B warrants and 200,000 of the Series A warrants associated with the May 2016 offering were exercised at a price of $0.35 per share resulting in proceeds of $595,000.

At the Market Offering

Subsequent to December 31, 2020 we sold an aggregate of approximately 1,856,960 common shares under the ATM Program at an average price of $0.97 per common share for gross proceeds of approximately $1.8 million during the year-to-date period ended February 17, 2021. We paid a 2% cash commission on the gross proceeds in the amount of approximately $37,000 and incurred additional accounting, legal, and regulatory costs of approximately $6,000.

Results of Operations

For the results of operations discussed below, we compare the results of operations for the year ended December 31, 2020 to the results of operations for the year ended December 31, 2019.

Revenue from oxide plant lease. We recorded revenue of $5.6 million and $7.7 million for the years ended December 31, 2020 and 2019 respectively, from the lease of our Velardeña oxide plant to Hecla. The decrease in revenue during 2020 is primarily related to a reduction in the per tonne processing fees during the first six months of 2020 relating to the Third Amendment to the Hecla Lease as discussed in Note 17 in the accompanying financial statements. In addition, during 2020 we experienced a temporary shutdown of operations during portions of April and May related to COVID-19 restrictions mandated by the Mexican government. Also, Hecla terminated the Lease Agreement in accordance with the terms of the Third Amendment one month early, effective November 30, 2020.

Oxide plant lease costs. During the years ended December 31, 2020 and 2019 we recorded $2.0 and $2.4 million, respectively, of costs related to the oxide plant lease consisting primarily of reimbursable labor and utility costs which for accounting purposes were also included in revenue from the oxide plant lease. The decrease in oxide plant lease costs during 2020 is primarily related to a temporary shutdown of operations during portions of April and May related to

COVID-19 restrictions mandated by the Mexican government. Also, Hecla terminated the Lease Agreement in accordance with the terms of the Third Amendment one month early, effective November 30, 2020.

Exploration Expense. Our exploration expense, including work at the Rodeo, Sand Canyon, Yoquivo and other properties, totaled $5.0 million for the year ended December 31, 2020.  Our exploration expense, including work at the Sand Canyon, Yoquivo, Santa Maria and other properties, totaled $4.1 million for the year ended December 31, 2019. Exploration expense for both years was incurred primarily in Mexico and includes property holding costs, costs incurred by our local exploration offices, and allocated corporate administrative expenses. The increase in exploration expense during 2020 is primarily related to exploration and mining activities at our Rodeo project, which comprised approximately $0.9 million of the total, in preparation for the commencement of processing mined material from Rodeo beginning in January 2021.

Velardeña shutdown and care and maintenance costs. We recorded $1.2 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively, for expenses related to care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015. The higher care and maintenance costs in 2019 are related to increased maintenance costs.

El Quevar Project Expense. As discussed above, during April 2020, we entered into the Earn-In Agreement with Barrick, pursuant to which Barrick has acquired an option to earn a 70% interest in the El Quevar project. During the earn in period Barrick has and will continue to reimburse us for certain holding and maintenance costs related to the project. During the year ended December 31, 2020, we recorded an expense of approximately $0.6 million primarily related to exploration, holding and evaluation costs for the Yaxtché deposit at the El Quevar project, net of costs reimbursed. During the year ended December 31, 2019 we recorded an expense of approximately $2.0 million primarily related to exploration, holding and evaluation costs for the Yaxtché deposit at the El Quevar project. The decrease in costs for 2020 are primarily related to the reimbursement of costs by Barrick and an increase in costs during 2019 related to a drilling program conducted during the year. For both years, additional nominal costs incurred in Argentina and not related to the El Quevar project are included in “Exploration Expense”, discussed above.

Administrative Expense. Administrative expenses totaled $3.7 million for the year ended December 31, 2020 compared to $3.6 million for the year ended December 31, 2019. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Rodeo project, Velardeña Properties, El Quevar project and our exploration portfolio. The $3.7 million of administrative expenses we incurred during 2020 is comprised of $1.4 million of employee compensation and directors’ fees, $1.3 million of professional fees, and $1.0 million of insurance, rents, travel expenses, utilities and other office costs. The $3.6 million of administrative expenses we incurred during 2019 is comprised of $1.5 million of employee compensation and directors’ fees, $1.2 million of professional fees and $0.9 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the year ended December 31, 2020 we incurred expense related to stock-based compensation in the amount of $0.9 million compared to $0.8 million for the year ended December 31, 2019. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the years ended December 31, 2020 and 2019, we incurred $0.2 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other Operating Income, Net. We recorded only a nominal amount of other operating income for the year ended December 31, 2020, consisting of the sale of surplus equipment. We recorded other operating income of $3.2 million for the year ended December 31, 2019, consisting of $3.0 million for the sale of the Mogotes and Pistachon properties in Mexico and $0.2 million for the sale of surplus equipment in Argentina and property in Peru.

Depreciation, depletion and amortization. During the year ended December 31, 2020 we incurred depreciation, depletion and amortization expense of $1.0 million compared to $1.1 million for the year ended December 31, 2019.

Interest and Other expense, net. We recorded $0.1 million of interest and other expense, net for the year ended December 31, 2020 primarily related to interest incurred on the repayment of the Autlán advanced payment and the financing of certain insurance premiums. We recorded $0.2 million of interest and other expense, net for the year ended December 31, 2019 primarily related to the sale of common stock we owned in a junior mining company.

Gain (Loss) on Foreign Currency. We recorded a $0.1 million foreign currency loss for each of the years ended December 31, 2020 and 2019. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than U.S. dollars.

Income Taxes. We recorded a nil amount of tax expense for the years ended December 31, 2020 and 2019 related to a Mexican subsidiary.

Liquidity and Capital Resources

At December 31, 2020, our aggregate cash and cash equivalents totaled $9.7 million, compared to the $4.6 million in similar assets held at December 31, 2019. The December 31, 2020 balance is due in part from the following expenditures and cash inflows for the year ended December 31, 2020. Expenditures totaled $13.6 million from the following:

●	$5.0 million in exploration expenditures, including $0.9 million of exploration and mining activities at our Rodeo project along with other work at the Sand Canyon, Yoquivo, Santa Maria and other properties;

●	$0.5 million in capital expenditures, including $0.3 million related to construction of the new regrind mill circuit related to the Rodeo project;

●	$0.6 million in evaluation activities, care and maintenance and property holding costs at the El Quevar project;

●	$1.3 million related to repayment of the Autlán deposit, including interest;

●	$1.2 million in care and maintenance costs at the Velardeña Properties;

●	$3.7 million in general and administrative expenses; and

●	$0.3 million in Canadian income tax payments (as discussed in Note 15 in the accompanying financial statements), $0.4 million related to the remittance of value added taxes in Mexico collected previously in the fourth quarter 2019, and $0.6 million related to a net working capital increase primarily from a reduction of accounts payable and other accrued liabilities.

The foregoing expenditures were offset by cash inflows of $18.7 million from the following:

●	$8.0 million, net of transaction costs, related to a public offering in July 2020 (as further described above);

●	$2.7 million, net of transaction costs, related to an equity offering and private placement in April 2020 (as further described above);

●	$0.9 million, net of transaction costs, related to a private placement transaction involving Barrick in April 2020 (as further described above);

●	$3.6 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs);

●	$0.4 million, net of commitment fees and other offering related costs, from the LPC Program and the ATM Program;

●	$0.5 million from the first installment related to the option agreement involving Fabled (as further described above); and

●	$2.6 million from the exercise of warrants issued in prior offerings (as further described above).

In addition to the $9.7 million cash balance at December 31, 2020, in January and February 2021 an additional $1.0 million was received from the exercise of warrants issued in prior offerings and $1.8 million was received from the sale of shares under the ATM Program (as further described above).  We also expect to receive approximately $10.5 million to $12.0 million in net operating margin from the Rodeo property (defined as revenues less costs of sales) during the twelve months ending December 31, 2021, assuming an average gold and silver price during that period of $1,800 and $25.00 oz respectively (the London Fix PM prices on December 31, 2020, as reported by Kitco, were $1,888 and $26.49 for gold and silver, respectively). Our forecasted cash inflows during the twelve months ending December 31, 2021 do not include the anticipated second installment of $1.5 million from the sale of the Santa Maria property to Fabled, scheduled to be paid in December 2021, as discussed above.  At this time, given the uncertainties associated with the eventual outcome of exploration activities at Santa Maria initiated by Fabled, and the associated timing of the start-up of operations at Santa Maria, we are not currently including the additional installment in our liquidity analysis.

Our forecasted expenditures during the twelve months ending December 31, 2021, apart from Rodeo cost of sales already included in our forecast of net operating margin, total approximately $10.0 million as follows:

●	Approximately $3.6 million on exploration activities and property holding costs related to our portfolio of exploration properties located in Mexico, Argentina and Nevada, including project assessment and evaluation costs relating to Yoquivo and other properties;

●	Approximately $0.5 million on capital expenditures related to the Rodeo operation;

●	Approximately $0.6 million at the Velardeña Properties for care and maintenance;

●	Approximately $0.5 million at the El Quevar project to fund care and maintenance and property holding costs, net of reimbursement from Barrick;

●	Approximately $3.6 million on general and administrative costs; and

●	Approximately $1.2 million related to an increase in working capital primarily related to increased inventories and receivables at the Rodeo property.

Our forecasted cash resources of approximately $23.5 to $25.0 million, which includes cash on hand at December 31, 2020, cash already received from the exercise of warrants and the sale of shares under the ATM Program subsequent to December 31, 2020, and the forecasted net operating margin from the Rodeo property, are greater than our forecasted expenditures of approximately $10.0 million.  The actual net operating margin received from the Rodeo property could be negatively impacted if further interruptions due to COVID-19 occur in Mexico.  The actual amount of cash receipts that we receive during the period from the Rodeo operation may also vary significantly from the amounts specified above due to, among other things: (i) unanticipated variations in grade, (ii) unexpected challenges associated with our proposed mining plan, (iii) decreases in commodity prices below those used in calculating the estimates shown above, (iv) variations in expected recoveries, (v) increases in operating costs above those used in calculating the estimates shown above, or (vi) interruptions in production at Rodeo. The actual amount of cash expenditures that we incur during the twelve-month period ending December 31, 2021 may vary significantly from the amounts specified above and will depend on a number of factors, including variations in the anticipated care and maintenance costs at the Velardeña Properties or at El Quevar, and costs for continued exploration, project assessment, and development at our other exploration properties.  Likewise, if cash expenditures are greater than anticipated or if cash receipts are less than anticipated, we may need to take certain actions to maintain sufficient cash balances over the next twelve months, including drawing down current cash balances, additional asset dispositions or raising additional equity capital through sales under the ATM Program, the LPC Program or otherwise.

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

There can be no assurance that we will be successful in generating future profitable mining and processing activities or securing additional funding in the future on terms acceptable to us or at all. We believe the cash on hand, anticipated positive net operating margins from the Rodeo operation, the potential use of the ATM Program and the LPC Program, and the potential for additional asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our condensed consolidated financial statements for the period ended December 31, 2020.

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

Income Recognition

We record income from farm-out agreements with third parties in accordance with Auditing Standards Codification (“ASC”) 610 and ASC 606, which generally provides that income be recognized as the Company performs its obligations according to the contract. In most instances, this will result in income being recognized ratably over a period of time relating to the receipt of periodic payments as the Company satisfies its performance obligation.

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

Asset Retirement Obligations

We record asset retirement obligations in accordance with ASC 410, “Asset Retirement and Environmental Obligations” (“ASC 410”), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to ASC 410, the fair value of a liability for an asset retirement obligation (“ARO”) is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. An offsetting asset retirement cost is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset.

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

Functional Currency

Our revenue and external funding are primarily denominated in U.S. dollars. Additionally, substantially all of our significant expenditures are made with reference to U.S. dollars. Accordingly, the Company and its subsidiaries use the U.S. dollar as their functional and reporting currency.

Table of Contractual Obligation

The following table summarizes our contractual obligations at December 31, 2020:

					More
		Less Than	1 - 3	3 - 5	Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(in thousands of $)
Office leases (1)	594	166	309	119	—
El Quevar, Velardeña and Rodeo mining concession and surface rights payments (2)	1,070	214	428	428	—	(3)

(1)	The office lease obligations are related to our corporate headquarters office in Golden, Colorado, which expires November 30, 2024, as well as another office lease associated with our Velardeña Properties.

(2)	In 2021 and subsequent years, we expect to make annual maintenance payments of approximately $57,000 to the Mexico federal government to maintain the Velardeña Properties and Rodeo property concessions and $142,000 to maintain related surface rights under contracts with the local community ejidos and other property owners. In 2021 and subsequent years, we expect to pay approximately $15,000 per year to the Argentina federal government in order to maintain our El Quevar concessions.

(3)	We cannot currently estimate the life of the Velardeña Properties, the Rodeo property or the El Quevar project. This table assumes that no annual maintenance payments will be made more than five years after December 31, 2020. If we continue to hold the Velardeña Properties concessions and the Rodeo property concessions beyond five years, we expect that we would make annual maintenance payments of approximately $57,000 per year for the life of the Velardeña Properties and Rodeo property concessions and $142,000 to maintain related surface rights under contracts with the local community ejidos and other property owners. If we continue to hold the El Quevar concessions beyond five years, we expect that we would make annual maintenance payments of approximately $15,000 per year for the life of the El Quevar concessions.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest substantially all of our excess cash with high credit-quality financial institutions or in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the year ended December 31, 2020, a 1.0% decrease in interest rates would have resulted in a reduction in interest income for the period of less than approximately $0.1 million.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on these criteria.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For Information regarding our board of directors, see “Items 1 and 2: Business and Properties—Board of Directors of Golden Minerals.”

Additional information is incorporated by reference from the information in our proxy statement for the 2021 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2021 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2021 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2021 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2021 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.	Documents filed as part of this annual report on Form 10-K or incorporated by reference:

(1)	Our consolidated financial statements are listed on the “Index to Financial Statements” on Page F-1 to this report.

(2)	Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)	The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

ITEM 16: PREPARATION OF STATEMENT OR REPORT

Not applicable

EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Golden Minerals Company. (2)

3.2	First Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company. (3)

3.3	Second Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company. (15)

3.4	Bylaws of Golden Minerals Company. (2)

4.1	Specimen of Common Stock Certificate. (4)

4.2	Warrant Agreement by and between Golden Minerals Company and Computershare Trust Company N.A., dated as of May 6, 2016. (14)

4.3	Form of Series A Warrant. (25)

4.4	Form of Series B Warrant. (25)

4.5	Form of Series A Warrant. (28)

4.6	Form of Series B Warrant. (28)

4.7	Description of Registrant’s Securities (24)*

10.1	Form of Indemnification Agreement. (2)

10.2	Form of Change of Control Agreement. (2)

10.3	Amendment No. 1 to Change of Control Agreement. (5)

10.4	Golden Minerals Company Amended and Restated 2009 Equity Incentive Plan. (6)

10.5	Form of Restricted Stock Award Agreement Pursuant to the 2009 Equity Incentive Plan. (7)

10.6	Non-Employee Directors Deferred Compensation and Equity Award Plan. (7)

10.7	Form of Non-Qualified Stock Option Award Agreement Pursuant to the Amended and Restated 2009 Equity Incentive Plan. (8)

10.8

Registration Rights Agreement by and among Golden Minerals Company, Sentient Global Resources Fund III, L.P., SGRF III Parallel I, L.P. and Sentient Global Resources Fund IV, L.P. dated as of October 7, 2011. (9)

10.9	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 19, 2012. (1)

10.10	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 10, 2014. (11)

10.11	Golden Minerals Company 2013 Key Employee Long-Term Incentive Plan. (10)

10.12	Master Agreement and Lease Agreement, dated as of July 1, 2015, by and between Minera William S.A de C.V. and Minera Hecla, S.A. de C.V. (12)

10.13	First Amendment to Master Agreement and Lease Agreement by and between Minera William S.A de C.V. and Minera Hecla, S.A. de C.V., dated as of July 1, 2016. (18)

10.14	Second Amendment to the Master Agreement and Lease Agreement by and between Minera William S.A de C.V. and Minera Hecla, S.A. de C.V., dated as of August 2, 2017. (20)

10.15	Third Amendment to the Master Agreement and Lease Agreement by and between Minera William S.A de C.V. and Minera Hecla, S.A. de C.V., dated as of December 2, 2019. (23)

10.16

Fourth Amendment to the Master Agreement and Lease Agreement by and between Minera William S.A de C.V. and Minera Hecla, S.A. de C.V., dated as of January 31, 2020 and effective as of December 2, 2019. *(24)

10.17	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of February 11, 2016. (13)

10.18	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of June 10, 2016. (16)

10.19	Form of Unit Agreement Pursuant to the 2013 Key Employee Long-Term Incentive Plan. (17)

10.20

At the Market Offering Agreement, dated as of December 20, 2016, between Golden Minerals Company and H.C. Wainwright & Co., LLC, as amended by the Amendment dated November 23, 2018 and the Amendment dated December 11, 2020. (19) (21) (33)

10.21	Purchase Agreement, dated as of May 9, 2018 between Golden Minerals Company and Lincoln Park Capital Fund, LLC (Registered Purchase Agreement). (22)

10.22	Purchase Agreement, dated as of May 9, 2018 between Golden Minerals Company and Lincoln Park Capital Fund, LLC (Commitment Purchase Agreement). (22)

10.23	Registration Rights Agreement, dated as of May 9, 2018 between Golden Minerals Company and Lincoln Park Capital Fund, LLC. (22)

10.24	Purchase and Sale Agreement dated as of June 26, 2019 by and between Golden Minerals Company, Minera de Cordilleras S. de R.L. de C.V. and Compañía Minera Autlán S.A.B. de C.V. (25)

10.25	Form of Securities Purchase Agreement between Golden Minerals Company and certain institutional investors, dated as of July 17, 2019. (26)

10.26	Short-Term Loan Agreement dated March 30, 2020 between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. (27)

10.27	Form of Securities Purchase Agreement between Golden Minerals Company and certain institutional investors, dated as of April 20, 2020. (28)

10.28	Earn-In Agreement among Golden Minerals Company, ASM Services S.A.R.L., Silex Spain, S.L., Silex Argentina, S.A. and Barrick Gold Corporation, dated April 9, 2020. (29)

10.29	Subscription Agreement by and between Golden Minerals Company and Barrick Gold Corporation, dated April 9, 2020. (29)

10.30	Letter of Intent, dated July 14, 2020. (30)

10.31	Amended and Restated Underwriting Agreement between Golden Minerals Company and H.C. Wainwright & Co., LLC, dated as of July 21, 2020. (32)

10.32

Option Agreement by and among Golden Minerals Company, Minera de Cordilleras, S. de R.L. de C.V., Fabled Silver Gold Corp., and Fabled Silver Gold Mexico Corp., S.A. de C.V., dated December 4, 2020. (31)

21.1	Subsidiaries of the Company.*

23.1	Consent of Plante & Moran, PLLC.*

23.2	Consent of Tetra Tech.*

23.3	Consent of Wood Group PLC *

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Incorporated by reference to our Current Report on Form 8-K filed September 19, 2012.

(2)	Incorporated by reference to our Current Report on Form 8-K filed March 30, 2009.

(3)	Incorporated by reference to our Current Report on Form 8-K filed September 9, 2011.

(4)	Incorporated by reference to our Form S-1/A Registration Statement filed November 16, 2009.

(5)	Incorporated by reference to our Current Report on Form 8-K filed May 28, 2013.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2014.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 10, 2009.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 4, 2010.

(9)	Incorporated by reference to our Current Report on Form 8-K filed October 11, 2011.

(10)	Incorporated by reference to our Current Report on Form 8-K filed December 18, 2013.

(11)	Incorporated by reference to our Current Report on Form 8-K filed September 10, 2014.

(12)	Incorporated by reference to our Current Report on Form 8-K filed July 20, 2015.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on February 18, 2016.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on May 6, 2016.

(15)	Incorporated by reference to our Current Report on Form 8-K filed on May 20, 2016.

(16)	Incorporated by reference to our Current Report on Form 8-K filed on June 14, 2016.

(17)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 11, 2016.

(18)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2016.

(19)	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2016.

(20)	Incorporated by reference to our Current Report on Form 8-K filed on August 3, 2017

(21)	Incorporated by reference to our Current Report on Form 8-K filed on November 23, 2018.

(22)	Incorporated by reference to our Current Report on Form 8-K filed on May 9, 2018.

(23)	Incorporated by reference to our Current Report on Form 8-K filed on December 6, 2019.

(24)	Incorporated by reference to our Annual Report on Form 10-K filed on February 27, 2020.

(25)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2019.

(26)	Incorporated by reference to our Current Report on Form 8-K filed on July 19, 2019.

(27)	Incorporated by reference to our Current report on Form 8-K filed on April 2, 2020.

(28)	Incorporated by reference to our Current Report on Form 8-K filed on April 23, 2020.

(29)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 6, 2020.

(30)	Incorporated by reference to our Current Report on Form 8-K filed on July 20, 2020.

(31)	Incorporated by reference to our Current Report on Form 8-K filed on December 10, 2020.

(32)	Incorporated by reference to our Current Report on Form 8-K filed on July 24, 2020.

(33)	Incorporated by reference to our Current Report on Form 8-K filed on December 11, 2020.

*  Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 18, 2021	GOLDEN MINERALS COMPANY
Registrant

	By:	/s/ WARREN M. REHN
Warren M. Rehn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WARREN M. REHN	President and Chief Executive Officer	February 18, 2021
Warren M. Rehn	(Principal Executive Officer)

/s/ ROBERT P. VOGELS	Senior Vice President and Chief Financial Officer	February 18, 2021
Robert P. Vogels	(Principal Financial and Accounting Officer)

/s/ JEFFREY G. CLEVENGER	Chairman of the Board of Directors	February 18, 2021
Jeffrey G. Clevenger

/s/ W. DURAND EPPLER	Director	February 18, 2021
W. Durand Eppler

/s/ KEVIN R. MORANO	Director	February 18, 2021
Kevin R. Morano

/s/ TERRY M. PALMER	Director	February 18, 2021
Terry M. Palmer

/s/ ANDREW N. PULLAR	Director	February 18, 2021
Andrew N. Pullar

/s/ DAVID H. WATKINS	Director	February 18, 2021
David H. Watkins

GOLDEN MINERALS COMPANY

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Golden Minerals Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Minerals Company (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Evaluation of Property and Equipment Impairment Triggering Events – Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company’s gross property, plant and equipment balance was approximately $34.0 million, and related accumulated depreciation and amortization was approximately $28.4 million as of December 31, 2020. The Company’s determination of whether or not a triggering event for impairment occurs requires significant management judgment. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or group of assets may not be recoverable. Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. The factors considered include, among others, significant changes in estimates of forecasted gold and silver prices; the Company’s market capitalization in comparison to the junior mining silver and gold sector; and management’s intent to hold and develop exploration properties.

We identified the evaluation of property and equipment impairment triggering events as a critical audit matter due to management using estimates, that include, among others, assumptions about forecasted gold and silver prices, Company performance, and management’s intent to hold and develop exploration properties, in determining whether a triggering event occurred.  Performing audit procedures and evaluating audit evidence related to these estimates and judgments required a high degree of auditor judgment and effort.

How the Critical Audit Matter Was Addressed in the Audit

●	We gained an understanding of the design of the internal controls over financial reporting for the Company’s process for identifying and evaluating potential impairment triggers and related significant assumptions and judgments.

●	We evaluated the Company’s analysis of potential triggering events and evaluated significant assumptions and judgments used in the Company’s assessment. Specifically, we compared forecasted gold and silver prices and the Company’s market capitalization to available market information; as well as gained an understanding and obtained evidence of the Company’s intent to hold and develop their exploration properties.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2013.

Denver, Colorado

February 18, 2021

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31,	December 31,
	2020	2019

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 5)	$9,704	$4,593
Short-term investments (Note 5)	79	—
Lease receivables	72	448
Inventories, net (Note 7)	284	231
Derivative at fair value (Note 8)	—	254
Value added tax receivable, net	45	—
Prepaid expenses and other assets (Note 6)	1,130	669
Total current assets	11,314	6,195
Property, plant and equipment, net (Note 9)	5,520	6,031
Other long term assets (Note 10)	1,472	1,131
Total assets	$18,306	$13,357

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 11)	$1,318	$2,127
Deferred revenue, current (Note 17)	535	472
Other current liabilities (Note 13)	667	1,824
Total current liabilities	2,520	4,423
Asset retirement and reclamation liabilities (Note 12)	3,166	2,839
Other long term liabilities (Note 13)	648	494
Total liabilities	6,334	7,756

Commitments and contingencies (Note 20)

Equity (Note 16)
Common stock, $.01 par value, 200,000,000 shares authorized; 157,512,652 and 106,734,279 shares issued and outstanding respectively	1,575	1,067
Additional paid in capital	536,263	521,314
Accumulated deficit	(525,866)	(516,780)
Shareholders' equity	11,972	5,601
Total liabilities and equity	$18,306	$13,357

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

	Year Ended December 31,
	2020	2019

	(in thousands, except per share data)
Revenue:
Oxide plant lease (Note 17)	$5,637	$7,730
Total revenue	5,637	7,730
Costs and expenses:
Oxide plant lease costs (Note 17)	(1,988)	(2,377)
Exploration expense	(4,954)	(4,109)
El Quevar project expense	(618)	(2,011)
Velardeña care and maintenance costs	(1,163)	(1,797)
Administrative expense	(3,651)	(3,614)
Stock based compensation	(859)	(782)
Reclamation expense	(249)	(228)
Other operating (expense) income, net	7	3,238
Depreciation and amortization	(962)	(1,098)
Total costs and expenses	(14,437)	(12,778)
Loss from operations	(8,800)	(5,048)
Other expense:
Interest and other expense, net (Note 18)	(132)	(201)
Loss on foreign currency	(106)	(102)
Total other loss	(238)	(303)
Loss from operations before income taxes	(9,038)	(5,351)
Income taxes (Note 15)	(48)	(35)
Net loss	$(9,086)	$(5,386)
Net loss per common share — basic
Loss	$(0.07)	$(0.05)
Weighted average Common Stock outstanding - basic (1)	131,774,120	101,058,219

(1)	Potentially dilutive shares have not been included because to do so would be anti-dilutive

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

	(in thousands except share data)
Balance, December 31, 2018	95,620,796	$955	$517,806	$(511,278)	$7,483
Adjustment related to correction of immaterial error (Note 2)	—	—	—	(113)	(113)
Adjusted Balance, January 1, 2019	95,620,796	$955	$517,806	$(511,391)	$7,370
Stock compensation accrued and restricted stock awards granted (Note 16)	312,000	3	556	—	559
Modification of previously awarded KELTIP Units (Note 16)	—	—	583	—	583
Shares issued under the at-the-market offering agreement, net (Note 16)	33,995	1	11	—	12
Shares issued under the Lincoln Park commitment purchase agreement, net (Note 16)	2,113,642	21	507	—	528
Registered direct offering agreement, net (Note 16)	8,653,846	87	1,848	—	1,935
Deemed dividend on warrants (Note 4)	—	—	3	(3)	—
Net loss	—	—	—	(5,386)	(5,386)
Balance, December 31, 2019	106,734,279	$1,067	$521,314	$(516,780)	$5,601
Stock compensation accrued and restricted stock awards granted (Note 16)	300,000	3	856	—	859
Shares issued under the at-the-market offering agreement, net (Note 16)	823,452	9	214	—	223
Shares issued under the Lincoln Park commitment purchase agreement, net (Note 16)	900,000	9	207	—	216
Subscription agreement (Note 16)	4,719,207	47	898	—	945
2020 Offering and private placement transaction (Note 16)	15,000,000	150	2,561	—	2,711
Public offering (Note 16)	20,535,714	205	7,748	—	7,953
Warrants exercised	8,500,000	85	2,465	—	2,550
Net loss	—	—	—	(9,086)	(9,086)
Balance, December 31, 2020	157,512,652	$1,575	$536,263	$(525,866)	$11,972

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	Year Ended December 31,
	2020	2019

	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 19)	$(9,484)	$(4,395)
Cash flows from investing activities:
Proceeds from sale of assets	525	3,144
Acquisition of short-term investments	(59)	113
Acquisitions of property, plant and equipment	(470)	(38)
Net cash (used in) provided by investing activities	$(4)	$3,219
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	14,599	2,476
Proceeds from related party loan (Note 23)	1,000	—
Payment of related party loan (Note 23)	(1,000)	—
Net cash from financing activities	$14,599	$2,476
Net Increase in cash and cash equivalents	5,111	1,300
Cash and cash equivalents, beginning of period	4,593	3,293
Cash and cash equivalents, end of period	$9,704	$4,593

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.	Nature of Operations

The Company is a mining company, holding a 100% interest in the Rodeo property in Durango State, Mexico, a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in the state of Durango, Mexico (the “Velardeña Properties”), a 100% interest in the El Quevar advanced exploration silver property in the province of Salta, Argentina, which is subject to the terms of the April 9, 2020 earn-in agreement (the “Earn-in Agreement”) pursuant to which Barrick Gold Corporation (“Barrick”) has the option to earn a 70% interest in the El Quevar project (see Note 16), and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Argentina, Nevada and Mexico.  The Rodeo property, Velardeña Properties and the El Quevar advanced exploration property are the Company’s only material properties.

The Company is primarily focused on mining operations at the Rodeo property as well as further studies of a restart plan for Velardeña, including use of bio-oxidation to improve the payable gold recovery. The Company is also focused on (i) advancing our El Quevar exploration property in Argentina through the Earn-in Agreement with Barrick and (ii) continuing to evaluate and search for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties with reasonable haulage distances of our processing plants at the Velardeña Properties. The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

The Company began mining activities at the Rodeo property during December 2020. All associated costs were expensed as incurred and are included in Exploration costs in the accompanying Consolidated Statements of Operations. The Company incurred approximately $0.2 million in such costs during December 2020.

The Company maintains a core group of employees at the Velardeña Properties, most of whom have been assigned to operate and provide administrative support for the oxide plant, which was previously leased to a subsidiary of Hecla Mining Company (see Note 17). The employees at the Velardeña Properties also include an exploration group and an operations and administrative group to continue to advance the Company’s plans in Mexico, including the start-up of mining and processing activities for the Rodeo property, and to provide oversight for corporate compliance activities as well as maintaining and safeguarding the longer-term value of the Velardeña Properties assets. The Company incurred approximately $1.2 million and $1.7 million in care and maintenance costs for the years ended December 31, 2020 and December 31, 2019, respectively. Processing of Rodeo mined material at the Company’s Velardeña Properties began in January 2021.

The Company is considered an exploration stage company under the criteria set forth by the SEC as the Company has not yet demonstrated the existence of proven or probable mineral reserves, as defined by SEC Industry Guide 7, at any of the Company’s properties. As a result, and in accordance with GAAP for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred. As such, the Company’s financial statements may not be comparable to the financial statements of mining companies that do have proven and probable mineral reserves. Such companies would typically capitalize certain development costs including infrastructure development and mining activities to access the ore. The capitalized costs would be amortized on a units-of-production basis as reserves are mined. The amortized costs are typically allocated to inventory and eventually to cost of sales as the inventories are sold. As the Company does not have proven and probable reserves, substantially all expenditures at the Company’s Rodeo property and the Velardeña Properties for mine construction activity, as well as operating costs associated with the mill facilities, and for items that do not have a readily identifiable market value apart from the mineralized material, have been expensed as incurred. Such costs are charged to cost of metals sold or project expense during the period depending on the nature of the costs. Certain of the costs may be reflected in inventories prior to the sale

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

of the product. The term “mineralized material” as used herein, although permissible under SEC Industry Guide 7, does not indicate “reserves” by SEC standards. The Company cannot be certain that any deposits at any of its properties will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”.

2.	Correction of Immaterial Error – Income Taxes

In the third quarter 2019, the Company became aware that it had failed to timely file withholding tax returns and pay taxes that were due at the end of 2017 and 2018 relating to return of capital distributions made to the Company by one of the Company’s wholly-owned subsidiaries (see Note 15). The effect of correcting this error was to reduce beginning retained earnings by $154,000 and $113,000 at January 1, 2018 and January 1, 2019, respectively as reflected in the accompanying Condensed Consolidated Statements of Changes in Equity.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

b.Translation of foreign currencies

The Company’s revenue and external funding are primarily denominated in U.S. dollars. Additionally, substantially all of the Company’s significant expenditures are made with reference to U.S. dollars. Accordingly, the Company and its subsidiaries use the U.S. dollar as their functional and reporting currency.

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

e. Mining properties, exploration and development costs

The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mineral properties. When a mineral property is determined to have proven and probable reserves, subsequent development costs are capitalized to mineral properties. For acquired mineral properties with proven and probable reserves, the Company capitalizes acquisition costs and subsequent development costs. When mineral properties are developed and operations commence, capitalized costs are charged to operations using the units-of-production method over proven and probable reserves. Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized in the accompanying Consolidated Statements of Operations.

As discussed in Note 1, the Company is considered an exploration stage company under the criteria set forth by the SEC since it has not yet demonstrated the existence of proven or probable reserves at any of the Company’s properties. As such, during the periods prior to November 2015 when the Company suspended mining and processing activities, the Company expensed costs as incurred related to extraction of mineralized material at the Velardeña Properties.

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

The Company evaluated its remaining long lived assets at December 31, 2020 and 2019, and determined that no impairment was required.

g.Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) in accordance with ASC 410, “Asset Retirement and Environmental Obligations” (“ASC 410”), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to ASC 410, the fair value of an ARO is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. An offsetting asset retirement cost (“ARC”) is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset (see Note 12).

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

k.Leases

Effective January 1, 2019 the Company adopted ASU 2016-02 and ASU No. 2018-11, which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement (see Note 4).

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

At December 31, 2020 and 2019, all potentially dilutive shares were excluded from the computation of diluted earnings per share because to include them would have been anti-dilutive.

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

o.Recently Adopted Standards

During the first quarter 2020 the Company adopted ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. As the Company’s principal credit risk is related to its Lease Receivables the adoption of this update did not result in a material impact on the Company’s consolidated financial position or results of operations.

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

p.Recently Issued Pronouncements

There were no new accounting pronouncements issued during 2020 that would affect the Company or have a material impact on its consolidated financial position or results of operations.

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

The Company has included its right of use assets for the office leases described above in “Other long-term assets” (Note 10) and its office lease liabilities in “Other liabilities”, short term and long term (Note 13), in the Company’s Consolidated Balance Sheets for the periods ended December 31, 2020 and 2019.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Warrant Liability

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). For freestanding equity-classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Certain equity transactions following the issuance of the 2014 warrants have triggered anti-dilution clauses in the warrant agreements resulting in additional warrant shares and a reduction to the original strike price of the warrants. ASU 2017-11 prescribes a method to measure the value of a deemed dividend related to a triggering event by computing the difference in fair value between two instruments that have terms consistent with the actual instrument but that do not have a down round feature, where the number of warrant shares and strike price of one instrument corresponds to the actual instrument before the triggering event and the number of warrant shares and strike price of the other instrument corresponds to the actual instrument immediately after the triggering event. Following ASU 2017-11, for the year ending December 31, 2019 the Company reduced its accumulated deficit by approximately $3,000 related to triggering events. No triggering events occurred during the year ended December 31, 2020.

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

The following tables summarize the Company's short-term investments at December 31, 2020:

		Estimated	Carrying
December 31, 2020	Cost	Fair Value	Value

	(in thousands)
Investments:
Short-term:
Trading securities	$59	$79	$79
Total trading securities	59	79	79
Total short term	$59	$79	$79

The short-term investments at December 31, 2020, consist of 1,000,000 common shares of Fabled Silver Gold Corp., formerly known as Fabled Copper Corp. (“Fabled”), a junior mining company that entered into an option agreement with the Company to acquire the Company’s option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (see Note 9). The 1,000,000 common shares were issued to the Company as partial consideration per the terms of the option agreement.

The Company previously owned 7,500,000 common shares of Golden Tag Resources, Ltd. (“Golden Tag”), a junior mining company that was a joint venture partner in the Company’s previously owned San Diego exploration

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

property in Mexico. All the Golden Tag shares were sold during the third quarter 2019, resulting in net proceeds of approximately $113,000. For the year ended December 31, 2019 the Company recorded total losses related to ownership of the Golden Tag shares of approximately $217,000 recorded in “Interest and other income (expense), net” in the accompanying Consolidated Statements of Operations. The Company had no short-term investments at December 31, 2019.

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

6.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31,	December 31,
	2020	2019

	(in thousands)
Prepaid insurance	$571	$494
Recoupable deposits and other	559	175
	$1,130	$669

Recoupable deposits and other includes $0.2 million related to a recoupable deposit paid to a contractor engaged in mining activities at the Rodeo property (see Note 10). The deposit will be credited towards costs charged by the mining contractor evenly over the first four months of 2021.

7.	Inventories

Inventories at the Velardeña Properties were as follows:

	December 31,	December 31,
	2020	2019

	(in thousands)
Material and supplies	$284	$231
	$284	$231

The material and supplies inventory at December 31, 2020 and 2019 are related to the Velardeña Properties and are reduced by a $0.2 million obsolescence reserve.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

8.	Derivative at Fair Value

On December 3, 2019 the Company entered into an amendment to the Velardeña oxide plant lease agreement (the “Hecla Lease”) with Minera Hecla, S.A. de C.V. (“Hecla”), a Mexican corporation and wholly-owned subsidiary of Hecla Mining Company, reducing the variable per tonne fee contained in the lease agreement from $22.00 to $11.00. Under certain silver price and delivered ore head grade limits, as fully discussed in Note 17, the variable per tonne fee could be increased back to the previous $22.00 per tonne. Pursuant to ASC Topics 815-Derivatives and Hedging (“ASC 815”) and 842-Leases (“ASC 842”), arrangements with variable lease payments must be evaluated to assess whether they contain embedded derivatives. If embedded derivatives are not “clearly and closely related” to the lease contract, they must be bifurcated and accounted for separately from the host contract. The Company determined that the potential for the Company to receive an additional $11.00 variable per tonne fee if certain conditions relating to the silver price and delivered ore head grades are met does not qualify for the “clearly and closely related” exception, and as a result, the potential additional $11.00 variable per tonne fee constitutes a derivative that must be valued and accounted for apart from the host lease contract. Per the guidance of ASC 842, the Company has determined that the amendment to the Hecla Lease constituted a modification that must be accounted for as a new lease commencing on December 2, 2019, the date the amendment was agreed upon by both parties, and expiring on December 31, 2020. The Company is treating the fair value of the derivative received at the time of the modification to the lease agreement as an upfront lease payment that will be amortized over the remaining life of the lease on a straight line basis (see Note 14 for a discussion of the valuation method used to compute the fair value of the derivative). At December 2, 2019, the Company had recorded a “Derivative at fair value” asset and “Deferred Revenue” of approximately $194,000 on the Consolidated Balance Sheet related to the amended Hecla Lease. At December 31, 2019 the Company recognized additional “Revenue - plant lease” on the Company’s Consolidated Statements of Operations and an increase to the derivative of approximately $59,000 related to the change in the fair value of the derivative between the December 2, 2019 amendment date and December 31, 2019. The Company also recognized approximately $15,000 “Revenue - plant lease” on the Company’s Consolidated Statements of Operations related to the amortization of the deferred revenue.

For the year ended December 31, 2020 the Company recognized a reduction of $254,000 to “Revenue - plant lease” on the Company’s Condensed Consolidated Statements of Operations related to the change in the fair value of the derivative between December 31, 2019 and the termination of the Hecla Lease on November 30, 2020 (see Note 17). During the year ended December 31, 2020, the Company also recognized approximately $180,000 “Revenue - plant lease” on the Company’s Condensed Consolidated Statements of Operations related to the amortization of deferred revenue.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

9.	Property, Plant and Equipment

Property, plant and equipment, net

The components of property, plant, and equipment, net were as follows:

	December 31,	December 31,
	2020	2019

	(in thousands)
Mineral properties	$9,353	$9,353
Exploration properties	2,418	2,518
Royalty properties	200	200
Buildings	3,755	3,755
Mining equipment and machinery	16,135	16,049
Other furniture and equipment	890	884
Construction in progress	259	—
Asset retirement cost	948	866
	33,958	33,625
Less: Accumulated depreciation and amortization	(28,438)	(27,594)
	$5,520	$6,031

Construction in Progress

Construction in progress is related to upgrades being made at the Velardeña Properties processing plant related to the processing of the Rodeo mined material.

Sale of Santa Maria Property

On July 14, 2020, we entered into a binding letter of intent with Fabled Silver Gold Corp., formerly known as Fabled Copper Corp. (“Fabled”), for a potential transaction pursuant to which Fabled would acquire the Company’s option to earn a 100% interest in the Santa Maria mining claims (“Santa Maria Properties”) located in Chihuahua, Mexico (the “Option”). Entry into a definitive agreement regarding the Option was subject to a number of contingencies.

On December 4, 2020, the Company entered into a definitive option agreement (the “Option Agreement”) to sell its Option to Fabled. The period to exercise the Option (the “Exercise Period”) expires on December 4, 2022, unless extended by the parties under the terms of the Option Agreement. As consideration for the Option Agreement, Fabled (i) paid $500,000 in cash to the Company and issued to the Company 1,000,000 shares of Fabled’s common stock; (ii) will pay $1,500,000 in cash to the Company on the one year anniversary date following the closing of the Option Agreement; (iii) will pay $2,000,000 in cash to the Company on the two year anniversary date following the closing of the Option Agreement; and (iv) upon exercise of the Option Agreement, will grant the Company a 1% net smelter return royalty on the Maria, Martia III, Maria II Frac. I, Santa Maria and Punto Com concessions (the “Concessions”). Pursuant to the Option Agreement, during the Exercise Period, Fabled is obligated to pay to each of the owners of the Concessions (the “Owners”) any remaining required payments due to the Owners pursuant to the various underlying option agreements between the Owners and the Company, and to make all payments and perform all other requirements needed to maintain the Concessions in good standing. Should Fabled not complete its obligations described above, the Santa Maria mining claims will revert to the Company and the Company will be entitled to keep any payments made by Fabled under the terms of the Option Agreement.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Fabled has the right to terminate the Option Agreement at any time, and the Option Agreement could be terminated, at the Company’s option, if Fabled fails to make subsequent payments when due.  If the Option Agreement is terminated, the Santa Maria Properties will revert back to the full ownership and control of the Company and any payments that have been made by Fabled will be nonrefundable.  Upon receipt of each cash payment, the Option Agreement imposes a performance obligation on the Company to provide Fabled an exclusive right to the Santa Maria Properties to conduct exploration and mining activities during the period from receipt of the payment until the due date of the next required payment.  Accordingly, the Company has determined that its performance obligation for each option payment received is satisfied over time.

The Company has previously expensed all of its costs associated with the Santa Maria Properties.  Because of Fabled’s ability to terminate the Option Agreement at any time, and the associated uncertainty relating to future payments, the Company only recognizes income, equal to the cash payments made and fair value of stock issued, evenly over the period covered by each payment.  The Company has recognized approximately $23,000 of income under the Option Agreement for the period ended December 31, 2020, included in “Other operating income, net” in the accompanying Consolidated Statements of Operations. The Company has also recorded deferred revenue of approximately $535,000 at December 31, 2020 representing its unearned performance obligation related to the Option Agreement, included in “Deferred revenue” as reported in the accompanying Consolidated Balance Sheets.

Sale of Mogotes and Pistachon Properties

On December 18, 2019, the Company sold the non-strategic Mogotes and Pistachon properties in Mexico to a subsidiary of Industrias Peñoles for $3.0 million. The Mogotes and Pistachon properties are comprised of a total of four mining concessions located near the Company’s Velardeña Properties.  Upon receipt of the cash payment, which occurred on the date the properties were sold, all of the Company’s rights and obligations relating to the properties were transferred and the Company had no further performance obligations under the sale agreement.  The Company had previously expensed all costs associated with the Mogotes and Pistachon properties and accordingly recognized a gain of $3.0 million included in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2019.

10.	Other Long-Term Assets

Other long-term assets at December 31, 2020 and December 31, 2019 consist of the following:

	December 31,	December 31,
	2020	2019

	(in thousands)
Deferred offering costs	$479	$511
Right of use assets	993	620
	$1,472	$1,131

The deferred offering costs are associated with the LPC Program and ATM Agreement (see Note 16).

The right of use assets include approximately $0.5 million related to certain office leases and $0.5 million related to a mining equipment lease at our Rodeo property.

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

In December 2020, the Company’s wholly-owned subsidiary, Minera de Cordilleras S. de R.L. de C.V., entered into an agreement with Triturados del Guadiana, S.A de C.V. (“Trigusa”), whereby Trigusa will carry out mining activities at the Rodeo property.  Per the terms of the mining agreement, Trigusa will provide services for the 27-month period ending March 31, 2023, with the potential for an extension of time upon mutual agreement of both parties. The Company has determined that the mining agreement contains an embedded lease, relating to the mining equipment provided by Trigusa, per the guidance of ASU 2016-02 and Topic 842. The Company did not elect the practical expedient permitting the combination of lease and non lease components of the mining agreement.  The Company recorded a right of use asset and a lease liability of approximately $420,000 based on the net present value of the future lease payments discounted at 7.0%, which represents the Company’s incremental borrowing rate.

The lease liabilities noted above have been included in “Other liabilities”, short term and long term (Note 13), in the Company’s Consolidated Balance Sheets at December 31, 2020.

11.	Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	December 31,	December 31,
	2020	2019

	(in thousands)
Accounts payable and accruals	$472	$710
Accrued employee compensation and benefits	846	724
Value added tax payable	—	401
Income taxes payable	—	292
	$1,318	$2,127

December 31, 2020

Accounts payable and accruals at December 31, 2020 are primarily related to amounts due to contractors and suppliers in the amounts of $0.3 million related to the Company’s Velardeña and Rodeo properties and $0.2 million related to exploration and corporate administrative activities.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Accrued employee compensation and benefits at December 31, 2020 consist of $0.3 million of accrued vacation payable and $0.5 million related to withholding taxes and benefits payable. Included in the $0.8 million of accrued employee compensation and benefits is $0.6 million related to activities at the Velardeña and Rodeo Properties.

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

The VAT payable is primarily related to VAT collected on the sale of the Mogotes and Pistachon properties in Mexico, completed in December 2019 with such amount being remitted to the Mexican government in January 2020. The Company has recorded VAT paid in Mexico and related to the Velardeña Properties as a recoverable asset. At December 31, 2019, the Company recorded approximately $73,000 of VAT receivable as a reduction to VAT payable presented in the table above.

The income taxes payable are related to certain Canadian taxes due on capital distributions the Company received from its Canadian subsidiary (see Note 15).

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

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur. During the years ended December 31, 2020 and 2019 the Company recognized approximately $0.2 million of accretion expense each year.

The following table summarizes activity in the Velardeña Properties ARO:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Beginning balance	$2,825	$2,660

Changes in estimates, and other	82	(60)
Accretion expense	249	225
Ending balance	$3,156	$2,825

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The change in estimate of the ARO recorded during both periods are primarily the result of changes in assumptions related to inflation factors and the timing of future expenditures used in the determination of future cash flows.

The ARO set forth on the accompanying Consolidated Balance Sheets at December 31, 2020 and December 31, 2019 includes a nominal amount of reclamation liability related to activities at the El Quevar project in Argentina.

13.	Other Liabilities

Other Current Liabilities

The following table sets forth the Company’s other current liabilities at December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019

	(in thousands)
Autlán refundable deposit	$—	$1,251
Premium financing	390	455
Office lease liability	138	118
Mining equipment lease liability	139	—
	$667	$1,824

The premium financing at December 31, 2020 consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers insurance and general liability insurance. In June 2020, the Company financed $110,000 of its premium for general liability insurance. The premium was payable in twelve equal payments at an interest rate of 5.74% per annum. At December 31, 2020, the remaining balance, plus accrued interest, was approximately $23,000. In December 2020 the Company financed approximately $406,000 of its premium for directors and officers insurance. The premium is payable in eight equal payments at an interest rate of 5.74% per annum. At December 31, 2020 the remaining balance, plus accrued interest, was approximately $363,000.

The premium financing at December 31, 2019 consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers insurance and general liability insurance. In June 2019 the company financed $151,000 of its premium for general liability insurance. The premium is payable in twelve equal payments at an interest rate of 5.74% per annum. At December 31, 2019, the remaining balance, plus accrued interest, was approximately $51,000. In December 2019 the company financed $482,000 of its premium for directors and officers insurance. The premium is payable in twelve equal payments at an interest rate of 5.74% per annum. At December 31, 2019 the remaining balance, plus accrued interest, was approximately $404,000.

The office lease liability is related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 10).

The mining equipment lease liability is related to equipment used by the contract miner at our Rodeo property (see Note 10).

The Autlán refundable deposit at December 31, 2019 reflects the remaining principal plus interest liability related to the deposit received for the proposed sale of the Company’s Velardeña Properties and other mineral concessions to Compañía Minera Autlán S.A.B. de C.V. (“Autlán”) in June 2019. On September 11, 2019, the Company announced that

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Autlán exercised its right to terminate the agreement for the purchase of the properties. As a result of termination of the agreement, the Company was required to repay the original $1.5 million refundable deposit amount by making monthly payments of $257,000, commencing on December 9, 2019, until the deposit amount was repaid with interest at approximately 11% per annum. On April 7, 2020, the Company and Autlán agreed to reduce the monthly payments to $81,000 and the interest rate applicable to the unpaid repayment amount was increased from 11% per annum to 12% per annum, effective on April 9, 2020, with the remaining balance due in full by December 2020. During August 2020, the Company repaid Autlán the remaining $1.5 million refundable deposit, plus approximately $66,000 of interest, in full. The Company recorded approximately $55,000 of interest expense for the year ended  December 31, 2020 related to the Autlán refundable deposit.

Other Long-Term Liabilities

Other long-term liabilities of $0.6 million for the period ended December 31, 2020 consist of $0.3 million related to a mining equipment lease liability at our Rodeo property and $0.3 million related to lease liabilities for office space at the Company’s principal headquarters in Golden Colorado and in Mexico and Argentina (see Note 10).

Other long-term liabilities of $0.5 million for the period ended December 31, 2019 are primarily related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 10).

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Recurring Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value at December 31, 2020 and 2019 by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At December 31, 2020
Assets:
Cash and cash equivalents	$9,704	$—	$—	$9,704
Short-term investments	79	—	—	79
	$9,783	$—	$—	$9,783

At December 31, 2019
Assets:
Cash and cash equivalents	$4,593	$—	$—	$4,593
Derivative at fair value	—	—	254	254
	$4,593	$—	$254	$4,847

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term investments consist of the 1,000,000 shares of common stock of Fabled and are classified within Level 1 of the fair value hierarchy (see Note 9)

At December 31, 2019, the Company had recorded a “Derivative at Fair Value” asset on the Consolidated Balance Sheets related to the amendment to the Hecla Lease (see Notes 8 and 17). The Company has determined that the portion of the variable lease payment that is based on the average price of silver and the average grade of material processed during a given month represents an embedded derivative (see Note 8). The Company assesses the fair value of the derivative at the end of each reporting period, with changes in the value recorded as an increase or decrease to “Oxide Plant Revenue” on the Company’s Consolidated Statements of Operations. The derivative asset was recorded at fair value as of December 2, 2019, the effective date of the amendment to the Hecla Lease, and at December 31, 2019, based primarily on a valuation performed by a third-party expert using a Monte Carlo simulation and an option pricing model to calculate the potential discounted cash flow from the derivative based on the probability that the price of silver will have an average price for any given month during 2020 that equals or exceeds $20.00 per ounce or a grade processed equal to or exceeding 1,000 grams per tonne combined with a risk adjusted estimate of material to be processed.  The valuation falls within Level 3 of the fair value hierarchy. The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate. The valuation model primarily takes into consideration the potential discounted cash flow from the derivative based on the probability that the price of silver will have an average price for any given month during 2020 that equals or exceeds $20.00 per ounce or a grade processed equal to or exceeding 1,000 grams per tonne combined with a risk adjusted estimate of material to be processed. The Hecla Lease terminated effective November 30, 2020, and the remaining derivative was recorded as a decrease to “Oxide Plant Revenue” on the Company’s Consolidated Statements of Operations. The Company did not have any other derivatives measured at fair value at December 31, 2020.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

At December 31, 2020 the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy. At December 31, 2019 the Company did not have any financial assets or liabilities classified within Level 2 of the fair value hierarchy.

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at December 31, 2020 or December 31, 2019.

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

No fair value adjustments to long lived assets were recorded during the years ended December 31, 2020 and December 31, 2019.

15.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740 on a tax jurisdictional basis. The provision for income taxes consists of the following:

	For the Year Ended December 31,
	2020	2019

CURRENT TAXES:	(in thousands)
United States	$—	$—
Other Countries	48	35
	$48	$35
DEFERRED TAXES:
United States	$—	$—
Other Countries	—	—
	$—	$—
Total income tax provision	$48	$35

Income (loss) from operations before income taxes by country consists of the following:

	For the Year Ended December 31,
	2020	2019

	(in thousands)
United States	$(9,056)	$(7,373)
Other Countries	18	2,022
	$(9,038)	$(5,351)

The Company recorded $48,000 and $35,000 of current tax expense for the years ended December 31, 2020 and December 31, 2019, respectively, stemming primarily from taxable income of a subsidiary in Mexico. No deferred taxes were recorded in 2020 or 2019, as any such tax expense or benefit incurred during the year has been offset against a change in the valuation allowance of various deferred tax assets in each country.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the Consolidated Statements of Operations and Comprehensive Loss is summarized below.

	For Year Ended December 31,
	2020	2019

	(in thousands)
Tax expense (benefit) at U.S. rate of 21%	$(1,898)	$(1,124)
Other adjustments:
Rate differential of other jurisdictions	46	292
Effects of foreign earnings	(1,021)	(937)
Change in valuation allowance	7,246	(78)
Provision to tax return true-ups	(478)	(24)
Exchange rate changes on deferred tax assets	(4,050)	1,340
GILTI inclusion	—	537
Inflation adjustment on net operating losses	(547)	(1,183)
Expired net operating losses	753	1,138
Other	(3)	74
Income tax provision	$48	$35

The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended
	December 31,
	2020	2019

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$119,109	$112,553
Stock-based compensation	747	671
Property, plant and equipment	3,287	2,940
Other	3,364	2,985
	126,507	119,149
Less: Valuation allowance	(125,528)	(118,283)
Total deferred tax assets	979	866

Deferred tax liabilities:
Property, plant and equipment	(778)	(686)
Other	(201)	(180)
Total deferred tax liabilities	(979)	(866)
Net deferred tax asset (liability)	$—	$—

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets. The net deferred tax liability as of December 31, 2020 and December 31, 2019 was zero.

During 2019, one of the Company’s foreign subsidiaries had significant taxable income prior to net operating loss carryovers, which resulted in a Global Intangible Low Tax Income (GILTI) inclusion of approximately $2.6M.  The GILTI income was fully offset by the Company’s current U.S. income tax losses.  There was no GILTI income inclusion in 2020.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

At December 31, 2020 the Company had net operating loss carryforwards in the U.S. and in certain non-U.S. jurisdictions totaling $463.5 million. Of these, $75.7 million is related to the Velardeña Properties in Mexico and expires in future years through 2030, $13.0 million is related to other Mexico exploration activities expiring in future years through 2030, $98.2 million exists in Spain and has no expiration date, and $194.0 million exists in other non-U.S. countries, which will expire in future years through 2037. In the U.S. there are $82.6 million of net operating loss carryforwards which have no expiration.

The valuation allowance offsetting the net deferred tax assets of the Company of $125.5 million and $118.3 million at December 31, 2020 and 2019, respectively, relates primarily to the uncertain utilization of certain deferred tax assets, primarily net operating loss carryforwards, in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

In the third quarter 2019, the Company became aware that it had failed to timely file withholding tax returns and pay taxes that were due relating to return of capital distributions made to the Company by ECU Silver Mining Inc. (the Company’s wholly-owned Canadian subsidiary) at the end of 2017 and 2018.  The capital distributions constituted dividends under Canadian tax law, subject to a 5% withholding tax.  The Canadian withholding taxes, which constituted taxes on income for the months of December 2017 and December 2018, totaled approximately $292,000 at December 31, 2019, including an estimate of interest due of approximately $23,000 on the late filing.  The Company has accrued this amount in “other accrued liabilities” in its Condensed Consolidated Balance Sheets at December 31, 2019. The Company has treated the income tax expense related to this liability as the correction of an accounting error and has adjusted the beginning balance of retained earnings at January 1, 2018 and January 1, 2019 (Note 2).  In February 2020 the Company applied to enter into the Canadian Revenue Agency’s Voluntary Disclosure Program, whereby the Company paid the taxes and the estimated interest due and requested abatement of any penalties or additional interest that may apply.  If the Canada Revenue Agency denies the Company’s request for abatement, additional interest and penalties could be assessed.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority. Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements. If recognized, none of the unrecognized tax benefits would affect the Company’s effective tax rate. The Company had no unrecognized tax benefits at December 31, 2020 or December 31, 2019, due to their offset by net deferred tax benefits, as described below.

Below is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits, which excludes any estimated penalties and interest on all identified unrecognized tax benefits. The Company’s unrecognized tax benefits

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

as of December 31, 2020 and 2019 are completely offset by net deferred tax benefits and therefore do not appear on the Consolidated Balance Sheet.

	The Year Ended December 31,
	2020	2019

	(in thousands)
Gross unrecognized tax benefits at beginning of period	$269	$373
Increases for tax positions taken during prior years	—	—
Decreases relating to settlements with taxing authorities	—	—
Reductions due to lapse of statute of limitations	(20)	(104)
Gross unrecognized tax benefits at end of period	$249	$269

Tax years as early as 2014 remain open and are subject to examination in the Company’s principal tax jurisdictions. The Company does not expect a significant change to its net unrecognized tax benefits over the next 12 months. No interest and penalties were recognized in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2020 or 2019, and there were no interest and penalties recognized in the statement of financial position as of December 31, 2020 and 2019. The Company classifies income tax related interest and penalties as income tax expense.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

16.	Equity

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

2020 offering and private placement transaction

On April 20, 2020, the Company entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale of 15,000,000 shares of the Company’s common stock at a price of $0.20 per share, and in a concurrent private placement transaction, the issuance of an aggregate of 11,250,000 warrants, ultimately consisting of 7,500,000 series A warrants and 3,750,000 series B warrants (each a “Warrant” and collectively, the “Warrants”), to purchase up to 11,250,000 shares of our common stock at an exercise price of $0.30 per share, for aggregate gross proceeds of $3.0 million (the “Offering”). The securities purchase agreement granted the institutional investors the right to collectively participate in up to 50% of any future offerings of securities by the Company on the same terms as other investors, other than certain “exempt issuances” and “permitted sales” as defined in the securities purchase agreement, until April 22, 2021.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Subscription agreement

In connection with the Earn-In Agreement, the Company and Barrick entered into the Subscription Agreement dated as of April 9, 2020 pursuant to which Barrick purchased 4,719,207 shares of the Company’s common stock at a purchase price of $0.2119 per share in a private placement transaction. The Shares were offered and sold without registration under the Securities Act of 1933, as amended (the “Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Act and/or Regulation D promulgated thereunder. The net proceeds of the Subscription Agreement of approximately $0.9 million were recorded in equity and appear as a separate line item in the Condensed Consolidated Statements of Changes in Equity.

2019 offering and private placement transaction

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

On May 9, 2018, the Company entered into a commitment purchase agreement (the “Commitment Purchase Agreement” and together with the Registered Purchase Agreement, the “LPC Program”) and a registration rights

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

agreement (the “Registration Rights Agreement”) with LPC, pursuant to which the Company, at its sole discretion, has the right to sell up to an additional $10.0 million of the Company’s common stock to LPC, subject to certain limitations and conditions contained in the Commitment Purchase Agreement. The Company closed on the Commitment Purchase Agreement in July 2018, which is currently set to expire in May 2021.

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

During the year ended December 31, 2020 the Company sold 900,000 shares of common stock to LPC under the Commitment Purchase Agreement at an average sales price per share of approximately $0.27, resulting in net proceeds of approximately $216,000.  In addition, approximately $24,000 of Commitment Purchase Agreement costs were amortized, resulting in a remaining balance of $352,000 of deferred LPC Program costs, recorded in “Other long-term assets” on the Condensed Consolidated Balance Sheets as of December 31, 2020.

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

There are currently 12.2 million shares remaining available for issuance under the LPC Program.

At the Market Offering Agreement

In December 2016, the Company entered into an at-the-market offering agreement (as amended from time to time, the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, from time to time, issue and sell shares of the Company’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million (the “ATM Program”) or a maximum of 10 million shares. On September 29, 2017, the Company entered into an amendment to the ATM Agreement with Wainwright to reflect a new registration statement on Form S-3 (File No. 333-220461) under which shares of the Company’s common stock may be sold under the ATM Program. On November 23, 2018 the Company entered into a second amendment of the ATM Agreement extending the agreement until the earlier of December 20, 2020, or the date that the ATM Agreement is terminated in accordance with the terms therein.  On December 11, 2020 the Company entered into a third amendment of the ATM Agreement further extending the agreement so that it will remain in full force and effect until such time as the ATM Agreement is terminated in accordance with certain other terms therein or upon mutual agreement by the parties, and to reflect a new registration statement on Form S-3 (No. 333-249218).

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

During the year ended December 31, 2020, the Company sold an aggregate of 823,452 shares of common stock under the ATM Agreement at an average price of $0.28 per share of common stock for net proceeds of approximately $223,000.  In addition, approximately $8,000 of deferred ATM Program costs were amortized, resulting in a remaining balance of $127,000 of deferred ATM Program costs, recorded in “Other long-term assets” on the Condensed Consolidated Balance Sheets as of December 31, 2020.

During the year ended December 31, 2019, the Company sold an aggregate of 33,995 shares of common stock under the ATM Agreement at an average price of $0.34 per share of common stock for total proceeds of approximately $11,000. In addition, approximately $1,000 of deferred ATM Program costs were amortized, resulting in a remaining balance of $135,000 of deferred ATM Program costs, recorded in “Other long-term assets” on the Condensed Consolidated Balance Sheets as of December 31, 2020.

Subsequent to December 31, 2020 the Company sold an aggregate of approximately 1,856,960 common shares under the ATM Program at an average price of $0.97 per common share for gross proceeds of approximately $1.8 million during the year-to-date period ended February 17, 2021. The Company paid a 2% cash commission on the gross proceeds in the amount of approximately $37,000 and incurred additional accounting, legal, and regulatory costs of approximately $6,000.

There is currently approximately $2.2 million remaining available for issuance under the ATM Program based on a prospectus supplement filed with SEC on December 11, 2020.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at December 31, 2020 and 2019 and changes during the years then ended:

	The Year Ended December 31,
	2020		2019
		Weighted		Weighted
		Average Grant		Average
		Date Fair		Grant Date
	Number of	Value Per	Number of	Fair Value
Restricted Stock Grants	Shares	Share	Shares	Per Share
Outstanding at December 31, 2019	318,003	$0.30	340,001	$0.45
Granted during the period	300,000	0.42	312,000	0.26
Restrictions lifted during the period	(394,001)	0.36	(333,998)	0.41
Forfeited during the period	—	—	—	—
Outstanding December 31, 2020	224,002	$0.36	318,003	$0.30

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

During the year ended December 31, 2020 the Company recognized approximately $0.1 million of compensation expense related to the restricted stock grants. The Company expects to recognize additional compensation expense related to these awards of approximately $0.1 million over the next 18 months. During the year ended December 31, 2020, 300,000 shares were granted to seven employees, with one-third of the grants vesting on the grant date and the remaining shares vesting equally on the first and second anniversaries of the grant date. In addition to the vesting of one-third of the shares granted in 2020, restrictions were lifted on the normal vesting of 214,001 shares granted to seven employees in prior years. Also, during the period, the Company lifted restrictions on 80,000 restricted shares and recognized additional compensation expense of $23,000 related to the resignation of an employee during the period.

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

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at December 31, 2020 and 2019 and changes during the years then ended:

	The Year Ended December 31,
	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price Per	Number of	Price Per
Equity Plan Options	Shares	Share	Shares	Share
Outstanding at December 31, 2019	30,310	$8.06	30,310	$8.06
Granted during the period	—	—	—	—
Forfeited or expired during period	(30,310)	$8.06	—	—
Exercised during period	—	—	—	—
Outstanding December 31, 2020	—	$—	30,310	$8.06
Exercisable at end of period	—	$—	30,310	$8.06
Granted and vested	—	$—	30,310	$8.06

As of December 31, 2020, all of the prior stock options granted had expired. The Company does not expect to record any additional expense related to these options.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at December 31, 2020 and 2019 and changes during the years then ended:

	The Year Ended December 31,
	2020		2019
		Weighted		Weighted
		Average Grant		Average
		Date Fair		Grant Date
	Number of	Value Per	Number of	Fair Value
Restricted Stock Units	Shares	Share	Shares	Per Share
Outstanding at December 31, 2019	2,830,038	$0.78	2,230,038	$0.93
Granted during the period	780,000	0.40	600,000	0.24
Restrictions lifted during the period	—	—	—	—
Forfeited during the period	—	—	—	—
Outstanding December 31, 2020	3,610,038	$0.70	2,830,038	$0.78

For the years ended December 31, 2020 and 2019 the Company recognized approximately $0.3 million and approximately $0.2 million of compensation expense, respectively, related to the RSU grants. During the years ended December 31, 2020 and 2019, 80,000 and 100,000 RSUs, respectively, were granted to each of the six board members. Included in the RSUs granted during the period were 300,000 RSUs awarded to the directors in lieu of the annual cash retainer. Such RSUs vested upon grant and the Company recorded $120,000 of stock compensation expense related to the grant. The Company expects to recognize additional compensation expense related to the RSU grants of approximately $0.1 million over the next six months.

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

On February 26, 2019, the Company awarded a total of 705,000 KELTIP Units to two officers of the Company. Due to the Company’s desire to preserve its limited current cash reserves for funding expenditures related to its portfolio of exploration projects, the Company determined it no longer had the current intent to settle any of its outstanding KELTIP Units in cash. The Company now intends to settle all of the KELTIP Units, including those previously issued, in common stock of the Company, an option that the Board of Directors holds in its sole discretion so long as sufficient shares remain available under the Equity Plan. As a result, the Company recorded approximately $254,000 of compensation expense, included in “Stock based compensation” in the Consolidated Statement of Operations for the KELTIP Units awarded on February 26, 2019 with a similar amount recorded as “Additional Paid-in Capital” in the Consolidated Statements of Changes in Equity. The Company has treated the previously awarded KELTIP Units as effectively modified at February 26, 2019. The Company marked-to-market the prior KELTIP Units as of that date and recorded approximately $227,000

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

of additional compensation expense, included in “Stock based compensation” in the Consolidated Statement of Operations and recorded approximately $583,000 as “Additional Paid-in Capital” in the Consolidated Statements of Changes in Equity, an amount representing the sum of the compensation expense recorded on February 26, 2019 and the liability for the KELTIP Units recorded at December 31, 2018.

All KELTIP Units are recorded in equity at December 31, 2020 and 2019. There were 3,725,000 and 2,325,000 KELTIP Units outstanding at December 31, 2020 and December 31, 2019, respectively.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at December 31, 2020 and December 31, 2019, and the changes during the years then ended:

	The Year Ended December 31,
	2020		2019
		Weighted		Weighted
	Number of	Average Exercise	Number of	Average Exercise
	Underlying	Price Per	Underlying	Price Per
Common Stock Warrants	Shares	Share	Shares	Share
Outstanding at December 31, 2019	14,653,846	$0.39	11,517,696	$0.81
Granted during the period:
Series A warrants	7,500,000	0.30	8,653,846	0.35
Series B warrants	3,750,000	0.30	—
Dilution adjustment	—	—	168,669	0.80
Expired during period	—	—	(5,686,365)	0.80
Exchanged during the period:
May 2016 warrants	—	—	(4,500,000)	0.75
Series B warrants	—	—	4,500,000	0.35
Exercised during period	(8,500,000)	0.30	—	—
Outstanding December 31, 2020	17,403,846	$0.38	14,653,846	$0.39

The warrants relate to prior and current registered offerings and private placements of the Company’s stock.

As discussed above under “Equity – 2020 offering and private placement”, on April 20, 2020, the Company entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale of 15,000,000 shares of the Company’s common stock and in a concurrent private placement transaction, the issuance of an aggregate of 11,250,000 warrants, ultimately consisting of 7,500,000 series A warrants and 3,750,000 series B warrants, to purchase up to 11,250,000 shares of our common stock. During the fourth quarter 2020, 5,000,000 of the series A warrants and 3,500,000 of the series B warrants were exercised at a price of $0.30 per share resulting in proceeds of $2.6 million. The warrant exercise is reflected in the accompanying “Consolidated Statements of Changes in Equity”.

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

All outstanding warrants are recorded in equity at December 31, 2020 and December 31, 2019.

17.	Oxide Plant Lease Revenue and Related Costs

For the year ended December 31, 2020 the Company recorded revenue of approximately $5.6 million and related costs of approximately $2.0 million associated with the lease of the Velardeña Properties oxide plant. The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as “Revenue: Oxide plant lease” in the Consolidated Statements of Operations following the guidance of ASC 842. ASC 842 supports recording as gross revenue the reimbursement of expenses incurred directly by the Company in performing its obligations under the lease in situations where the entity has control over the specific goods or services transferred to a customer as a principal versus as an agent. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Consolidated Statements of Operations. The Company recognizes lease fees during the period the fees are earned per the terms of the lease. The oxide plant lease revenue includes a minimum fixed fee of $125,000 per month that is not dependent on tonnes processed. The monthly fixed fee remains payable for as long as the lease is in effect.

On August 2, 2017, the Company granted Hecla an option to extend the Hecla Lease for an additional period of up to two years ending no later than December 31, 2020 (the “Extension Period”) in exchange for a $1.0 million upfront cash payment and the purchase of $1.0 million shares of the Company’s common stock, or approximately 1.8 million shares, issued at par at a price of $0.55 per share, based on an undiscounted 30-day volume weighted average stock price. The option and extension were memorialized in (i) an Option Agreement dated August 2, 2017 among the Company and Hecla Mining Company (the “Option Agreement”), and (ii) a Second Amendment to the Hecla Lease dated August 2, 2017 among Minera William S.A. de C.V., an indirect subsidiary of the Company, and Hecla (the “Second Amendment”). On October 1, 2018 Hecla exercised the option under the Second Amendment and extended the term of the Hecla Lease to December 31, 2020. All fixed fees and throughput related charges remained the same as under the original Hecla Lease.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Similar volume limitations applied to any required tailings expansions, which Hecla was to fund, leaving unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility.

The Company recognized the $1.0 million of income from granting the option over the expected life of the lease through November 30, 2020 (the date of termination, as discussed below) on a straight-line basis, including such income in “Revenue: Oxide plant lease” in the Consolidated Statements of Operations and Comprehensive Loss. During each of the years ended December 31, 2020 and 2019, the company recognized approximately $0.3 million of amortized income related to the upfront cash payment, included in “Revenue: Oxide plant lease” in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2019, the unamortized portion of the lease option totaled approximately $0.3 million recorded as short term “Deferred revenue” on the Consolidated Balance Sheets.

On December 2, 2019 the Company and Hecla entered into a Third Amendment to the Hecla Lease. Under the terms of the Third Amendment, the Company agreed to reduce the per tonne fee payable by Hecla for the duration of the lease term, commencing on January 1, 2020 from $22.00 per tonne to $11.00 per tonne. However, the per tonne fee reverted back to $22.00 per tonne for any month in which one of the following conditions occur: (1) the Comex daily silver spot closing average price for such month was equal to or greater than $20.00 per ounce, or (2) the mill head grade average from the metallurgical balance for such month was equal to or greater than 1,000 grams per ton equivalent silver head grade. If either of the conditions were met in any month, Hecla was required to pay the $22.00 fee on all amounts processed in the oxide plant during such month. The reduced fee only applied to the tonnage-based payments under the Hecla Lease; the monthly lease payment of $125,000 per month was not affected by the Third Amendment. Under the terms of the Hecla Lease, had the right to terminate the Hecla Lease at any time upon 120 days written notice. The Third Amendment extended the advance notice required to 150 days.

The Company determined that the ability to receive the higher $22.00 per tonne fee, as described above, created a derivative asset. The Company treated the derivative asset as an upfront lease payment that was amortized over the remaining life of the lease and also recorded deferred revenue equal to the value of the derivative asset, as more fully described in Note 8. The amortization of the upfront lease payment and the increase in the derivative asset at December 31, 2019 were recorded as an increase of approximately $74,000 to “Revenue: Oxide plant lease” in the Consolidated Statements of Operations for the period ended December 31, 2019.  For the year ended December 31, 2020 the amortization of the upfront lease payment and the decrease in the derivative asset (Note 8) were recorded as a decrease of approximately $74,000 to “Revenue: Oxide plant lease” in the Consolidated Statements of Operations.

For the year ended December 31, 2019 the Company recorded revenue of approximately $7.7 million and related costs of approximately $2.4 million associated with the lease of the Velardeña Properties oxide plant.

On July 7, 2020, the Company received notification from Hecla terminating the Hecla Lease pursuant to the Third Amendment, effective November 30, 2020.

18.	Interest and Other Expense, net

For the year ended December 31, 2020 the Company recorded approximately $0.1 million of interest expense, primarily related to interest paid to Autlán and interest incurred related to the financing of certain insurance premiums (see Note 13) as well as to Sentient (see Note 23).

For the year ended December 31, 2019 the Company recognized approximately $0.2 million other expense primarily related to the sale of Golden Tag shares held by the Company (Note 5).

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

19.	Cash flow information

The following table reconciles net loss for the period to cash used in operations:

	Year Ended December 31,
	2020	2019

	(in thousands)
Cash flows from operating activities:
Net loss	$(9,086)	$(5,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	962	1,098
Accretion of asset retirement obligation	249	225
Decrease (increase) in derivative at fair value, net	254	(254)
(Gain) loss on trading securities	(20)	217
Asset write off	100	19
Gain on reduction of asset retirement obligation	—	(63)
Gain on sale of assets	(525)	(3,144)
Stock compensation	859	782
Changes in operating assets and liabilities from continuing operations:
Decrease in lease receivable	376	33
Increase in prepaid expenses and other assets	(506)	(37)
Increase in inventories	(53)	(2)
Increase in other long term assets	(341)	(562)
Decrease in reclamation liability	(4)	(5)
(Decrease) increase in accounts payable and accrued liabilities	(810)	514
(Decrease) increase in other current liabilities	(1,156)	1,811
Increase (decrease) in deferred revenue	63	(128)
Increase in other long term liabilities	154	484
Other	—	3
Net cash used in operating activities	$(9,484)	$(4,395)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Year Ended December 31,
	2020	2019

	(in thousands)
Supplemental disclosure:
Interest paid	$96	$—
Income taxes paid	$284	$—

Supplemental disclosure of non-cash transactions:
Deferred equity offering costs amortized	$32	$58
Fair value of shares received for sale of mineral property (see Note 9)	$59	$—

xxx

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

20.	Commitments and Contingencies

Leases and Purchase Commitments

The Company has non-cancelable operating lease commitments as follows:

	2021	2022	2023	2024	2025	Thereafter

El Quevar mining concessions (estimated)	$15	$15	$15	$15	$15	$—
Velardeña mining concessions (estimated)	$23	$23	$23	$23	$23	$—
Velardeña ajido and surface rights (estimated)	$46	$46	$46	$46	$46	$—
Rodeo mining concessions (estimated)	$34	$34	$34	$34	$34	$—
Rodeo ajido and surface rights (estimated)	$96	$96	$96	$96	$96	$—
Office space	$166	$158	$151	$110	$9	$—

The Company is required to make payments to the Argentine government to maintain its rights to the El Quevar mining concessions. The Company has made such payments totaling approximately $22,000 and $36,000 for the years ended December 31, 2020 and 2019, respectively.

The Company is required to pay concession holding fees to the Mexican government to maintain its rights to the Velardeña Properties and Rodeo property mining concessions.  During the years ended December 31, 2020 and 2019 the Company made such payments totaling approximately $52,000 and $110,000 respectively.  Additionally, during the years ended December 31, 2020 and 2019, the Company made annual payments to local ejidos and property owners under its surface rights agreements for the Velardeña Properties and Rodeo property of approximately $131,000 and $58,000 respectively.

The Company has office leases for its corporate headquarters in Golden, Colorado, as well as for its Velardeña Properties offices in Mexico, and exploration offices in Mexico and Argentina. The lease for the corporate headquarters office space was renegotiated and extended during the first quarter 2019 and now expires in January 2025. The new lease reflects an approximately 45% reduction in space and an approximately 45% reduction in cost that began on April 1, 2019. Payments associated with the corporate headquarters lease were recorded to rent expense by the Company in the amounts of $99,000 and $183,000 for the years ended December 31, 2020 and 2019, respectively. The lease for the Mexican offices was renegotiated and extended during the fourth quarter 2019 and now expires in October 2023. Payments associated with the Mexican office lease were recorded to rent expense by the Company in the amounts of $53,000 and $50,000 for the years ended December 31, 2020 and 2019, respectively. The lease for the Argentina office was renegotiated and extended during the fourth quarter 2019 and now expires in November 2022. Payments associated with the Argentina office lease were recorded to rent expense by the Company in the amounts of $9,000 and $8,000 for the years ended December 31, 2020 and 2019, respectively.

The Company cannot currently estimate the life of the Velardeña Properties, the Rodeo property or the El Quevar project. The table above assumes that no annual maintenance payments will be made more than five years after December 31, 2020. If the Company continues mining and processing at the Rodeo property or evaluations of restart at the Velardeña Properties beyond five years, the Company expects that it would make annual concession and surface rights payments of approximately $69,000 per year for the life of the Velardeña mine and approximately $130,000 per year for the life of the Rodeo mine. If the Company continues to evaluate development opportunities at the El Quevar project, the Company expects that it would make annual maintenance payments of approximately $15,000 per year for the life of the El Quevar mine.

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

Contingencies

No loss contingencies were recorded at December 31, 2020 and December 31, 2019.

21.	Foreign Currency

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

				Exploration, El
				Quevar,
		Costs	Depreciation,	Velardeña and
		Applicable	Depletion and	Administrative	Pre-Tax		Capital
The Year ended December 31, 2020	Revenue	to Sales	Amortization	Expense	(Income)/Loss	Total Assets	Expenditures
				(in thousands)
Velardeña Properties	$5,637	$1,988	$697	$1,913	$(808)	$4,175	$301
Corporate, Exploration & Other	—	—	265	8,473	9,846	14,131	169
	$5,637	$1,988	$962	$10,386	$9,038	$18,306	$470

The Year ended December 31, 2019
Velardeña Properties	$7,730	$2,377	$796	$2,538	$(4,301)	$8,069	$11
Corporate, Exploration & Other	—	—	302	8,993	9,652	5,288	27
	$7,730	$2,377	$1,098	$11,531	$5,351	$13,357	$38

All of the revenue for the two years presented was from the Company's Velardeña Properties in Mexico (see Note 17) and was all attributable to the lease of the oxide plant.

23.	Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Debt – Related Party

On March 30, 2020, in response to potential economic and market uncertainties caused by the COVID-19 pandemic, the Company entered into a Short-Term Loan Agreement (the “Loan Agreement”) with Sentient Global Resources Fund IV, L.P., a Cayman Islands exempted limited partnership (“Sentient Global”), pursuant to which Sentient granted to the Company an unsecured loan in an amount equal to $1,000,000 (the “Sentient Loan”). Sentient Global is a private equity fund, and together with certain other Sentient equity funds, is the Company’s largest stockholder, holding in the aggregate approximately 38% of the Company’s outstanding common stock at the date of the Loan Agreement. The Sentient Loan had an interest rate of 10% per annum and was due in full, together with accrued interest and any other amount outstanding under the Loan Agreement, on December 31, 2020. On August 12, 2020, the Company repaid the Sentient Loan in full in the amount of approximately $1,037,159 (including all accrued interest), with no prepayment penalty, and terminated, the Loan Agreement.

Administrative Services:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient. The services are provided locally in Mexico by the administrative staff at the Company’s Velardeña Properties. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. Amounts received under the arrangement reduce costs incurred for the care and maintenance of the Velardeña Properties and allows the Company to maintain a larger more experienced staff at the Velardeña Properties to support the oxide plant lease and potential future mining or processing activities. The Company’s Board of Directors and Audit Committee approved the agreement. For each of the years ended December 31, 2020 and 2019 the Company charged Minera Indé approximately $180,000 for services, offsetting costs that are recorded in “Velardeña shutdown and care and maintenance” in the Consolidated Statements of Operations and Comprehensive Loss.

24.	Subsequent Events

Exercise of Warrants

Subsequent to December 31, 2020, 1,400,000 series A warrants, associated with the offering and private placement in April 2020, discussed in Note 16, were exercised at a price of $0.30 per share resulting in proceeds of $420,000. Also, subsequent to December 31, 2020, 1,500,000 series B warrants and 200,000 Series A warrants associated with the offering in May 2016, discussed in Note 16, were exercised at a price of $0.35 per share resulting in proceeds of $595,000.

At the Market Offering

Subsequent to December 31, 2020 the Company sold an aggregate of approximately 1,856,960 common shares under the ATM Program at an average price of $0.97 per common share for gross proceeds of approximately $1.8 million during the year-to-date period ended February 17, 2021. The Company paid a 2% cash commission on the gross proceeds in the amount of approximately $37,000 and incurred additional accounting, legal, and regulatory costs of approximately $6,000 (see Note 16).

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Commencement of Processing Material at Rodeo

We began mining at the Rodeo project in late December 2020 and began processing mined material from the Rodeo project at our Velardeña oxide plant in January 2021.

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