Form 10-Q
period 2021-03-31
Golden Minerals Co
filed 2021-05-06
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021.

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

At May 5, 2021, 162,469,612 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	March 31,	December 31,
	2021	2020

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 3)	$7,975	$9,704
Short-term investments (Note 3)	131	79
Lease receivables	—	72
Inventories, net (Note 5)	1,840	284
Value added tax receivable, net	805	45
Prepaid expenses and other assets (Note 4)	990	1,130
Total current assets	11,741	11,314
Property, plant and equipment, net (Note 7)	6,106	5,520
Other long term assets (Note 8)	978	1,472
Total assets	$18,825	$18,306

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 9)	$2,290	$1,318
Deferred revenue, current (Note 17)	396	535
Other current liabilities (Note 11)	544	667
Total current liabilities	3,230	2,520
Asset retirement and reclamation liabilities (Note 12)	3,145	3,166
Other long term liabilities (Note 11)	512	648
Total liabilities	6,887	6,334

Commitments and contingencies (Note 20)

Equity (Note 15)
Common stock, $.01 par value, 200,000,000 shares authorized; 162,469,612 and 157,512,652 shares issued and outstanding respectively	1,625	1,575
Additional paid in capital	539,357	536,263
Accumulated deficit	(529,044)	(525,866)
Shareholders' equity	11,938	11,972
Total liabilities and equity	$18,825	$18,306

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Quarter Ended March 31,
	2021	2020

	(in thousands, except per share data)
Revenue:
Sale of metals (Note 16)	$1,778	$—
Oxide plant lease (Note 17)	—	1,196
Total revenue	1,778	1,196
Costs and expenses:
Cost of metals sold (exclusive of depreciation shown below) (Note 16)	(1,536)	—
Oxide plant lease costs (Note 17)	—	(564)
Exploration expense	(781)	(1,631)
El Quevar project expense	(106)	(248)
Velardeña care and maintenance costs	(199)	(463)
Administrative expense	(1,548)	(1,163)
Stock based compensation	(429)	(52)
Reclamation expense	(66)	(59)
Other operating income, net	199	4
Depreciation and amortization	(155)	(279)
Total costs and expenses	(4,621)	(4,455)
Loss from operations	(2,843)	(3,259)
Other income (expense):
Interest and other expense, net (Note 18)	(360)	(27)
Other income	52	—
Loss on foreign currency transactions	(79)	(50)
Total other loss	(387)	(77)
Loss from operations before income taxes	(3,230)	(3,336)
Income taxes (Note 14)	52	—
Net loss	$(3,178)	$(3,336)
Net loss per common share — basic
Loss	$(0.02)	$(0.03)
Weighted average Common Stock outstanding - basic (1)	160,442,137	107,247,298

(1)Potentially dilutive shares have not been included for loss periods because to do so would be anti-dilutive. Potentially dilutive shares at March 31, 2021 consist of 8,039,040 equivalent shares related to stock compensation and 14,303,846 equivalent shares related to warrants outstanding. Potentially dilutive shares at December 31, 2020 consist of 7,559,040 equivalent shares related to stock compensation and 17,403,846 equivalent shares related to warrants outstanding. See Note 15 for discussion of stock based compensation and warrants.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Quarter Ended March 31,
	2021	2020

	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 19)	$(3,914)	$(3,819)
Cash flows from investing activities:
Proceeds from sale of assets	17	—
Acquisitions of property, plant and equipment	(546)	(1)
Net cash (used in) provided by investing activities	$(529)	$(1)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,714	439
Proceeds from related party loan (Note 22)	—	1,000
Net cash from financing activities	$2,714	$1,439
Net decrease in cash and cash equivalents	(1,729)	(2,381)
Cash and cash equivalents, beginning of period	9,704	4,593
Cash and cash equivalents, end of period	$7,975	$2,212

See Note 19 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

	(in thousands except share data)
Balance, December 31, 2019	106,734,279	$1,067	$521,314	$(516,780)	$5,601
Stock compensation accrued (Note 15)	—	—	52	—	52
Shares issued under the at-the-market offering agreement, net (Note 15)	823,452	9	214	—	223
Shares issued under the Lincoln Park commitment purchase agreement, net (Note 15)	900,000	9	207	—	216
Net loss	—	—	—	(3,336)	(3,336)
Balance, March 31, 2020	108,457,731	$1,085	$521,787	$(520,116)	$2,756

Balance, December 31, 2020	157,512,652	$1,575	$536,263	$(525,866)	$11,972
Stock compensation accrued (Note 15)	—	—	429	—	429
Shares issued under the at-the-market offering agreement, net (Note 15)	1,856,960	19	1,681	—	1,700
Warrants exercised (Note 15)	3,100,000	31	984	—	1,015
Net loss	—	—	—	(3,178)	(3,178)
Balance, March 31, 2021	162,469,612	$1,625	$539,357	$(529,044)	$11,938

The accompanying notes form an integral part of these condensed consolidated financial statements

GOLDEN MINERALS COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

(Unaudited)

1.     Basis of Preparation of Financial Statements and Nature of Operations

Golden Minerals Company (the “Company”), a Delaware corporation, has prepared these unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements do not include all disclosures required by GAAP for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation.  Certain prior period amounts have been reclassified to conform to current classifications. Interim results are not necessarily indicative of results for a full year; accordingly, these interim financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and filed with the SEC on February 18, 2021.

The Company is a mining company, holding a 100% interest in the Rodeo property in Durango State, Mexico (the “Rodeo Property”), a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in the state of Durango, Mexico (the “Velardeña Properties”), a 100% interest in the El Quevar advanced exploration silver property in the province of Salta, Argentina, which is subject to the terms of the April 9, 2020 earn-in agreement (the “Earn-in Agreement”) pursuant to which Barrick Gold Corporation (“Barrick”) has the option to earn a 70% interest in the El Quevar project (see Note 7), and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Argentina, Nevada and Mexico.  The Rodeo Property, Velardeña Properties and the El Quevar advanced exploration property are the Company’s only material properties.

The Company is primarily focused on mining operations at the Rodeo Property as well as further studies of a restart plan for the Velardeña mine, including use of bio-oxidation to improve the payable gold recovery. The Company is also focused on (i) advancing our El Quevar exploration property in Argentina through the Earn-in Agreement with Barrick and (ii) continuing to evaluate and search for mining opportunities in North America (including Mexico) with near-term prospects of mining, and particularly for properties within reasonable haulage distances of our processing plants at the Velardeña Properties. The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

The Company began mining activities at the Rodeo Property during December 2020 and began processing mined material from Rodeo at the Velardeña plant in January 2021. The employees at the Rodeo and Velardeña Properties, in addition to those that operate the plant that processes the Rodeo mined material, include an operations group, an administrative group and an exploration group to continue to advance the Company’s plans in Mexico and to provide oversight for corporate compliance activities as well as maintaining and safeguarding the longer-term value of the Velardeña Properties assets.

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

2.	New Accounting Pronouncements

In December 2019, the FASB issued No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The guidance removes certain exceptions to the general principles of ASC 740 and simplifies several other areas. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods.  The Company has adopted ASU 2019-12 beginning in 2021.  One of the amendments within ASU 2019-12 eliminates a limitation on the amount of income tax benefit that can be recognized in an interim period when a year-to-date loss exceeds the anticipated loss for the year.  The Company has applied this guidance in the calculation of the tax benefit included in “Income taxes” in the Condensed

Consolidated Statements of Operations.  The adoption of this guidance did not result in a material impact on the Company’s consolidated financial position or results of operations.

During the first quarter 2020, the Company adopted ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. The adoption of this update did not result in a material impact on the Company’s consolidated financial position or results of operations.

On April 12, 2021, the SEC published a statement relating to accounting and reporting considerations for warrants issued by Special Purpose Acquisition Companies (SPACs). The SEC statement raised accounting and reporting considerations for all reporting entities that restricts the use of the exception under ASC 815-40-25-7 thru 8 that allows for equity treatment, under certain conditions, for warrants that allow cash settlement in certain change of control transactions. The restriction put forth by the SEC would prevent equity treatment in cases where cash is received disproportionately between shareholders and warrant holders in such transactions.  All of the outstanding warrants granted by the Company are recorded in equity at March 31, 2021 and December 31, 2020 following the guidance established by ASC Topic 815-40.  The Company’s warrants allow for the potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock.  Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these warrants.

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

The following tables summarize the Company's short-term investments at March 31, 2021 and December 31, 2020:

		Estimated	Carrying
March 31, 2021	Cost	Fair Value	Value

	(in thousands)
Investments:
Short-term:
Trading securities	$59	$131	$131
Total trading securities	59	131	131
Total short term	$59	$131	$131

December 31, 2020
Investments:
Short-term:
Trading securities	$59	$79	$79
Total trading securities	59	79	79
Total short term	$59	$79	$79

The short-term investments at March 31, 2021 and December 31, 2020 consist of 1,000,000 common shares of Fabled Silver Gold Corp., formerly known as Fabled Copper Corp. (“Fabled”), a junior mining company that entered into an option agreement with the Company to acquire the Company’s option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (see Note 7). The 1,000,000 common shares were issued to the Company as partial consideration per the terms of the option agreement.

Credit Risk

The Company invests substantially all of its excess cash with high credit-quality financial institutions or in U.S. government or debt securities.  Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. For cash and equivalents and investments, credit risk represents the carrying amount on the balance sheet. The Company mitigates credit risk for cash and equivalents and investments by placing its funds and investments with high credit-quality financial institutions, limiting the amount of exposure to each of the financial institutions, monitoring the financial condition of the financial institutions and investing only in government and corporate securities rated “investment grade” or better.  The Company invests with financial institutions that maintain a net worth of not less than $1 billion and are members in good standing with the Securities Investor Protection Corporation.

4.     Prepaid Expenses and Other Assets

Prepaid expenses and other current assets at March 31, 2021 and December 31, 2020 consist of the following:

	March 31,	December 31,
	2021	2020

	(in thousands)
Prepaid insurance	$563	$571
Recoupable deposits and other	427	559
	$990	$1,130

The March 31, 2021 recoupable deposits and other includes a receivable from Barrick for reimbursement of costs of approximately $0.1 million related to the Earn-in Agreement (see Note 7) and a deferred tax asset of $0.1 million (see Note 14).

5.     Inventories, net

Inventories at the Rodeo operation at March 31, 2021 and December 31, 2020 consist of the following:

	March 31,	December 31,
	2021	2020

	(in thousands)
Doré inventory	$832	$0
In-process inventory	516	0
Material and supplies	$492	$284
	$1,840	$284

The Company records its doré and in-process inventories at the lower of cost or net realizable value.  At March 31, 2021, the Company had written down its doré inventory to net realizable value including a charge to the cost of metals sold of approximately $17,000. Doré and in-process inventories also include $58,000 of capitalized depreciation and amortization.

The materials and supplies inventories at March 31, 2021 and December 31, 2020 are primarily related to the Rodeo operation and are reduced by a $0.3 million obsolescence reserve.

6.Value added tax receivable, net

The Company has recorded a net value added tax (“VAT”) paid in Mexico of $0.8 million, related to the Velardeña Properties and the Rodeo operation, as a recoverable asset, which appears in “Value added tax receivable, net” on the Condensed Consolidated Balance Sheets. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts will be recovered within a one-year period. At March 31, 2021, the Company has also recorded approximately $133,000 of VAT payable as a reduction to the VAT receivable in Mexico.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

8.

7.     Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2021	2020

	(in thousands)
Mineral properties	$9,353	$9,353
Exploration properties	2,418	2,418
Royalty properties	200	200
Buildings	3,780	3,755
Mining equipment and machinery	16,272	16,135
Other furniture and equipment	915	890
Construction in progress	877	259
Asset retirement cost	894	948
	34,709	33,958
Less: Accumulated depreciation and amortization	(28,603)	(28,438)
	$6,106	$5,520

El Quevar Earn-In Agreement

On April 9, 2020, the Company and several of its directly and indirectly wholly-owned subsidiaries entered into the Earn-in Agreement with Barrick, pursuant to which Barrick has acquired an option (the “Option”) to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina. Pursuant to the terms of the Earn-in Agreement, in order to earn an undivided 70% interest in the El Quevar project, Barrick must: (A) incur a total of $10 million in work expenditures over a total of eight years ($0.5 million per year in years one and two, $1 million per year in years three, four and five, and $2 million per year in years six, seven and eight); (B) deliver to the Company a National Instrument 43-101 compliant pre-feasibility study pursuant to the parameters set forth in the Earn-in Agreement; and (C) deliver a written notice to exercise the Option to the Company within the term of the Earn-in Agreement. Barrick may withdraw from the Earn-in Agreement at any time after spending a minimum of $1 million in work expenditures and upon providing 30 days’ notice to the Company. The Company will form a new entity (“NewCo”) that will hold the El Quevar properties. Upon satisfaction of the Earn-in conditions and exercise of the Option, NewCo will be 70% owned by Barrick and 30% owned by the Company. Funding of NewCo will be based on Barrick’s and the Company’s respective ownership and industry standard dilution mechanisms will apply in the case of funding shortfalls by either shareholder.

In connection with the Earn-in Agreement, the Company and Barrick also entered into a Subscription Agreement (the “Subscription Agreement”) dated as of April 9, 2020 pursuant to which Barrick purchased 4,719,207 shares of the Company’s common stock at a purchase price of $0.2119 per share in a private placement transaction (see Note 15).

Sale of Santa Maria Property

On July 14, 2020, the Company entered into a binding letter of intent (“Letter of Intent”) with Fabled for a potential transaction pursuant to which Fabled would acquire the Company’s option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (the “Option”). On December 4, 2020, the Company entered into a definitive option agreement (“Option Agreement”) to sell its option to Fabled.  The period to exercise the Option (the “Exercise Period”) expires on December 4, 2022, unless extended by the parties under the terms of the Option Agreement. As consideration for the Option, Fabled (i) paid $500,000 in cash to the Company and issued to the Company 1,000,000 shares of Fabled’s common stock (the “Closing Consideration”); (ii) will pay $1,500,000 in cash to the Company on the one year anniversary date following the closing of the Option Agreement; (iii) will pay $2,000,000 in cash to the Company on the two year anniversary date following the closing of the Option Agreement; and (iv) upon exercise of the Option, will grant the Company a 1% net smelter return royalty on the Maria, Martia III, Maria II Frac. I, Santa Maria and Punto Com concessions (the “Concessions”).  Pursuant to the Option Agreement, during the Exercise Period, Fabled is obligated to pay to each of the owners of the Concessions any remaining required payments due to the owners pursuant to the various underlying option agreements between the owners and the Company, and to make all payments and perform all other requirements needed to maintain the Concessions in good standing.  As of March 31, 2021, there was approximately $0.3 million of payments remaining to be paid over the next approximately one year.  Should Fabled not complete its obligations described above, the Santa Maria mining claims will revert to the Company and the Company will be entitled to keep any payments made by Fabled under the terms of the Option Agreement.

8.Other Long-Term Assets

Other long-term assets at March 31, 2021 and December 31, 2020 consist of the following:

	March 31,	December 31,
	2021	2020

	(in thousands)
Deferred offering costs	$70	$479
Right of use assets	908	993
	$978	$1,472

The deferred offering costs at March 31, 2021 are associated with the ATM Agreement (see Note 15).  The deferred offering costs at December 31, 2020 were associated with the ATM Agreement and the Commitment Purchase Agreement (see Note 15). With the Commitment Purchase Agreement set to expire during May 2021, the Company wrote off the remaining balance of $353,000 of deferred LPC Program costs to “Interest and Other Expense” on the Condensed Consolidated Statement of Operations during the period ended March 31, 2021.

The right of use assets at March 31, 2021 include approximately $0.4 million related to certain office leases and $0.4 million related to a mining equipment lease at our Rodeo Property.  The right of use assets at December 31, 2020 include approximately $0.5 million related to certain office leases and $0.5 million related to a mining equipment lease at our Rodeo Property.

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

In December 2020, the Company’s wholly-owned subsidiary, Minera de Cordilleras S. de R.L. de C.V., entered into an agreement with Triturados del Guadiana, S.A de C.V. (“Trigusa”), whereby Trigusa will carry out mining activities at the Rodeo Property.  Per the terms of the mining agreement, Trigusa will provide services for the 27-month period ending March 31, 2023, with the potential for an extension of time upon mutual agreement of both parties. The Company has determined that the mining agreement contains an embedded lease, relating to the mining equipment provided by Trigusa, per the guidance of ASU 2016-02 and Topic 842. The Company did not elect the practical expedient permitting the combination of lease and non-lease components of the mining agreement.  The Company recorded a right of use asset and a lease liability of approximately $420,000 based on the net present value of the future lease payments discounted at 7.0%, which represents the Company’s incremental borrowing rate.

The lease liabilities noted above have been included in “Other liabilities”, short term and long term (Note 11), in the Company’s Consolidated Balance Sheets at March 31, 2021 and December 31, 2020.

9.     Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	March 31,	December 31,
	2021	2020

	(in thousands)
Accounts payable and accruals	$1,380	$472
Accrued employee compensation and benefits	910	846
	$2,290	$1,318

March 31, 2021

Accounts payable and accruals at March 31, 2021 are primarily related to amounts due to contractors and suppliers, denominated in US dollars, in the amounts of $1.2 million related to the Company’s Velardeña Properties and Rodeo operation and $0.2 million related to exploration and corporate administrative activities.

Accrued employee compensation and benefits at March 31, 2021 consist of $0.3 million of accrued vacation payable and $0.6 million related to withholding taxes and benefits payable. Included in the $0.9 million of accrued employee compensation and benefits is $0.7 million related to activities at the Velardeña Properties.

December 31, 2020

Accounts payable and accruals at December 31, 2020 are primarily related to amounts due to contractors and suppliers, denominated in US Dollars, in the amounts of $0.3 million related to the Company’s Velardeña and Rodeo properties and $0.2 million related to corporate administrative and exploration activities.

Accrued employee compensation and benefits at December 31, 2020 consist of $0.3 million of accrued vacation payable and $0.5 million related to withholding taxes and benefits payable. Included in the $0.8 million of accrued employee compensation and benefits is $0.6 million related to activities at the Velardeña and Rodeo Properties.

10.     Debt – Related Party

On March 30, 2020, in response to potential economic and market uncertainties caused by the COVID-19 pandemic, the Company entered into a Short-Term Loan Agreement (the “Loan Agreement”) with Sentient Global Resources Fund IV , L.P., a Cayman Islands exempted limited partnership (“Sentient”), pursuant to which Sentient granted to the Company an unsecured loan in an amount equal to $1,000,000 (the “Sentient Loan”). Sentient is a private equity fund, and together with certain other Sentient equity funds, Sentient is the Company’s largest stockholder, holding in the aggregate approximately 32% of the Company’s outstanding common stock at the date of the Loan Agreement. The Sentient Loan had an interest rate of 10% per annum and was due in full, together with accrued interest and any other amount outstanding under the Loan Agreement, on December 31, 2020. On August 12, 2020 the Company repaid the Sentient Loan in full in the amount of approximately $1,037,159 (including all accrued interest), with no prepayment penalty, and terminated the Loan Agreement. No amounts were due under this loan at March 31, 2021.

11.     Other Liabilities

Other Current Liabilities

The following table sets forth the Company’s other current liabilities at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020

	(in thousands)
Premium financing	$205	$390
Office lease liability	143	138
Mining equipment lease liability	196	139
	$544	$667

The premium financing at March 31, 2021 consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers insurance and general liability insurance. In June 2020, the Company financed $110,000 of its premium for general liability insurance. The premium was payable in twelve equal payments at an interest rate of 5.74% per annum. At March 31, 2021, the remaining balance, plus accrued interest, had been paid in full. In December 2020, the Company financed $406,000 of its premium for directors and officers insurance. The premium is payable in twelve equal payments at an interest rate of 5.74% per annum. At March 31, 2021 the remaining balance, plus accrued interest, was approximately $205,000.

The premium financing at December 31, 2020 consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers insurance of $367,000 and general liability insurance of $23,000.

The office lease liability is related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina.

The mining equipment lease liability is related to equipment used by the contract miner at our Rodeo property (see Note 8).

Other Long-Term Liabilities

Other long-term liabilities of $0.5 million for the period ended March 31, 2021 consist of approximately $0.2 million related to the mining equipment lease liability at our Rodeo Property and $0.3 million related to lease liabilities for office space at the Company’s principal headquarters in Golden Colorado and in Mexico and Argentina (see Note 8).

Other long-term liabilities of $0.6 million for the period ended December 31, 2020 consist of $0.3 million related to a mining equipment lease liability at our Rodeo Property and $0.3 million related to lease liabilities for office space at the Company’s principal headquarters in Golden Colorado and in Mexico and Argentina (see Note 8).

12.     Asset Retirement Obligation and Reclamation Liabilities

The Company retained the services of a mining engineering firm to prepare a detailed closure plan for the Velardeña Properties. The plan was completed during the second quarter 2012 and indicated that the Company had an ARO and offsetting ARC of approximately $1.9 million at that time.

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first three months of 2021, the Company recognized approximately $66,000 of accretion expense.

The following table summarizes activity in the Velardeña Properties ARO:

	Quarter Ended
	March 31,
	2021	2020

	(in thousands)
Beginning balance	$3,156	$2,825

Changes in estimates, and other	(86)	82
Accretion expense	66	59
Ending balance	$3,136	$2,966

The change in estimates of the ARO recorded during 2021 and 2020 are primarily the result of changes in assumptions related to inflation factors used in the determination of future cash flows.

The asset retirement obligation and reclamation liability set forth on the accompanying Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 also includes a nominal amount of reclamation liability related to activities at the El Quevar project in Argentina.  Environmental costs at the Rodeo Property will be expensed as incurred.

There were no environmental costs incurred at the Rodeo Property for the three month periods ended March 31, 2021 or March 31, 2020.

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at March 31, 2021 and December 31, 2020, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At March 31, 2021
Assets:
Cash and cash equivalents	$7,975	$—	$—	$7,975
Short-term investments	131	—	—	131
	$8,106	$—	$—	$8,106

At December 31, 2020
Assets:
Cash and cash equivalents	$9,704	$—	$—	$9,704
Short-term investments	79	—	—	79
	$9,783	$—	$—	$9,783

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term investments consist of the common stock in Fabled and are classified within Level 1 of the fair value hierarchy (see Note 3).

At March 31, 2021 and December 31, 2020, the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at March 31, 2021 or December 31, 2020.

14.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  In accordance with ASC 740, the interim provision for taxes was calculated by using the estimated worldwide annual effective tax rate applied to the year-to-date losses.  Although the Company has generated ordinary losses on a year-to-date basis, the Company has projected taxable income by yearend in certain tax jurisdictions, for which an annual effective tax rate has been calculated.  For the three months ended March 31, 2021, the Company recognized $52,000 of income tax benefit. For the three months ended March 31, 2020 the Company did not recognize an income tax expense or benefit.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets. As of March 31, 2021, the Company had $52,000 of net deferred tax assets, included in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheets, and as of December 31, 2020, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

On April 23, 2021, a new labor law was made official in Mexico that will impact companies that utilize subcontractor structures, effective beginning August 1, 2021.  The Company utilizes subcontractor structures in Mexico, as is common practice among companies in the mining and other industries in Mexico.  Enacted to prevent the avoidance of employee profit sharing in Mexico, the law will disallow a deduction in computing income taxes for labor outsourcing costs, unless the arrangement falls within certain narrowly defined exceptions.  The new law does provide for annual caps on the amount of employee profit sharing a company would be required to pay, which is designed to even out the profit sharing tax over several years.  The Company is still evaluating the new law, but it anticipates its tax and profit sharing liability in Mexico will likely increase as a result of the new law.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had no unrecognized tax benefits at March 31, 2021 or December 31, 2020.

15.     Equity

Public offering

On July 21, 2020, the Company entered into an Amended and Restated Underwriting Agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC as representative of the underwriters named therein (the “Underwriters”), providing for the issuance and sale by the Company in a firm commitment offering (the “Offering”) of 17,857,143 shares of common stock at a price to the public of $0.42 per share (the “Offering Shares”). In addition, the Company granted the Underwriters an option to purchase, at the public offering price per share of common stock, up to an additional 2,678,571 shares of common stock, exercisable for 30 days from the date of the Underwriting Agreement (the “Option Shares”).  The Offering Shares and Option Shares were registered pursuant to the Company’s registration statement on Form S-3 (File No. 333-220461), and a prospectus supplement thereto filed with the Securities and Exchange Commission.  On July 24, 2020, the Underwriters acquired the Offering Shares and the full amount of the Option Shares from the Company.  After the underwriting discount of 6% and total offering expenses of approximately $155,000 the Company received net proceeds of approximately $8.0 million from the sale of the Offering Shares and the Option Shares.

Subscription agreement

In connection with the Earn-in Agreement (see Note 7), the Company and Barrick entered into the Subscription Agreement dated as of April 9, 2020 pursuant to which Barrick purchased 4,719,207 shares of the Company’s common stock at a purchase price of $0.2119 per share in a private placement transaction. The shares were offered and sold without registration under the Securities Act of 1933, as amended (the “Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Act and/or Regulation D promulgated thereunder. The net proceeds of the Subscription Agreement of approximately $0.9 million were recorded in equity.

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

The net proceeds of the Offering were recorded in equity. Total costs for the Offering were approximately $334,000, including listing fees, legal and other costs, and the placement agent fee of six percent of aggregate gross proceeds; however, a reduced fee was accepted with respect to one investor. All such costs were recorded as a reduction to “Additional paid in capital” on the Condensed Consolidated Balance Sheets.  Using the Black Scholes model, and assuming no triggering events take place to reduce the exercise price of the Warrants, the fair value of the combined Series A and Series B warrants issued was approximately $1.9 million on April 22, 2020, the date of issuance of the Warrants. The Black Scholes inputs included the closing stock price on April 22, 2020 (the date of issuance of the Warrants) of $0.24, the exercise price and exercise period of the Warrants, the Company’s applicable volatility rate for the period of the Warrants of 95%, and the applicable risk-free rate of 0.41%.

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

Subject to the terms of the Commitment Purchase Agreement, the Company will control the timing and amount of any future sale of the Company’s common stock to LPC. LPC has no right to require any sales by the Company under the Commitment Purchase Agreement but is obligated to make purchases at the Company’s sole direction, as governed by such agreement. There are no upper limits to the price LPC may be obligated to pay to purchase common stock from the Company, and the purchase price of the shares will be based on the prevailing market prices of the Company’s shares at the time of each sale to LPC. LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock. The Company has the right to terminate the Commitment Purchase Agreement at any time, at its discretion, without any cost or penalty.

During the three months ended March 31, 2021 the Company did not sell any shares of common stock to LPC under the Commitment Purchase Agreement. With the Commitment Purchase Agreement set to expire during May 2021, the Company wrote off the remaining balance of $353,000 of deferred LPC Program costs to “Interest and Other Expense” on the Condensed Consolidated Statement of Operations during the period ended March 31, 2021.

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

At the Market Offering Agreement

In December 2016, the Company entered into an at-the-market offering agreement (as amended from time to time, the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, from time to time, issue and sell shares of the Company’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million (the “ATM Program”) or a maximum of 10 million shares.  On November 23, 2018, the Company entered into a second amendment of the ATM Agreement, extending the agreement until the earlier of December 20, 2020, or the date that the ATM Agreement is terminated in accordance with the terms therein. On December 11, 2020 the Company entered into a third amendment of the ATM Agreement further extending the agreement so that it will remain in full force and effect until such time as the ATM Agreement is terminated in accordance with certain other terms therein or upon mutual agreement by the parties, and to reflect a new registration statement on Form S-3 (No. 333-249218).

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

During the first three months of 2021, the Company sold an aggregate of 1,856,960 shares of common stock under the ATM Agreement at an average price of $0.97 per share of common stock for net proceeds of approximately $1.8 million. In addition, approximately $57,000 of deferred ATM Program costs were amortized, resulting in a remaining balance of $71,000 of deferred ATM Program costs, recorded in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheets as of March 31, 2021.

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

Equity Incentive Plans

Under the Company’s Amended and Restated 2009 Equity Incentive Plan (the “Equity Plan”), awards of the Company’s common stock may be made to officers, directors, employees, consultants and agents of the Company and its subsidiaries.  The Company recognizes stock-based compensation costs using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award.

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at March 31, 2021 and the changes during the three months then ended:

Weighted
Average Grant
Date Fair
	Number of	Value Per
Restricted Stock Grants	Shares	Share
Outstanding at December 31, 2020	224,002	$0.36
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding March 31, 2021	224,002	$0.36

For the three months ended March 31, 2021 the Company recognized approximately $13,000 of stock compensation expense related to the restricted stock grants.  The Company expects to recognize additional stock compensation expense related to these awards of approximately $45,000 over the next 16 months.

Also, pursuant to the Equity Plan, the Company’s Board of Directors adopted the Non-Employee Director’s Deferred Compensation and Equity Award Plan (the “Deferred Compensation Plan”).  Pursuant to the Deferred Compensation Plan, non-employee directors receive a portion of their compensation in the form of Restricted Stock Units (“RSUs”) issued under the Equity Plan. The RSUs generally vest on the first anniversary of the grant and each vested RSU entitles the director to receive one unrestricted share of common stock upon termination of the director’s board service.

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at March 31, 2021 and the changes during the three months then ended:

Weighted
Average Grant
Date Fair
	Number of	Value Per
Restricted Stock Units	Shares	Share
Outstanding at December 31, 2020	3,610,038	$0.70
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding March 31, 2021	3,610,038	$0.70

For the three months ended March 31, 2021, the Company recognized approximately $47,000 of stock compensation expense related to the RSU grants. The Company expects to recognize additional stock compensation expense related to the RSU grants of approximately $41,000 over the next 3 months.

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

The Company intends to settle all the KELTIP Units in common stock of the Company, an option that the Board of Directors holds in its sole discretion so long as sufficient shares remain available under the Equity Plan.  As a result, all outstanding KELTIP Units are recorded in equity at March 31, 2021 and December 31, 2020.

During the three-month period ended March 31, 2021 the Company granted 480,000 KELTIP and recognized approximately $0.4 million of stock compensation expense related to the grants.  There were no KELTIP awards granted during the three-month period ended March 31, 2020. There were 4,205,000 and 3,725,000 KELTIP Units outstanding at March 31, 2021 and December 31, 2020, respectively.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at December 31, 2020 and March 31, 2021, and the changes during the twelve and three months then ended, respectively:

		Weighted
	Number of	Average Exercise
	Underlying	Price Per
Common Stock Warrants	Shares	Share
Outstanding at December 31, 2019	14,653,846	$0.39
Granted during the period:
April 2020 Series A warrants	7,500,000	0.30
April 2020 Series B warrants	3,750,000	0.30
Exercised during period
April 2020 Series A warrants	(5,000,000)	0.30
April 2020 Series B warrants	(3,500,000)	0.30
Outstanding at December 31, 2020	17,403,846	0.38
Exercised during period
July 2019 Series A warrants	(200,000)	0.35
July 2019 Series B warrants	(1,500,000)	0.35
April 2020 Series A warrants	(1,400,000)	0.30
Outstanding March 31, 2021	14,303,846	$0.39

The warrants relate to prior registered offerings and private placements of the Company’s stock.

As discussed above under “Equity – Offering and private placement”, on April 20, 2020, the Company entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale of 15,000,000 shares of the Company’s common stock and in a concurrent private placement transaction, the issuance of an aggregate of 11,250,000 warrants, ultimately consisting of 7,500,000 series A warrants and 3,750,000 series B warrants.  During the year ended December 31, 2020 and the quarter ended March 31, 2021, 6,400,000 series A warrants and 3,500,000 series B warrants were exercised leaving a balance of 1,100,000 and 250,000 series A and series B warrants outstanding, respectively as of March 31, 2021.

On July 17, 2019, the Company issued 8,653,846 registered shares of common stock in a registered direct offering. In connection with the offering, each investor received an unregistered Series A warrant to purchase a share of common stock for each share of common stock purchased. Each Series A warrant is exercisable six months from the date of issuance and has a term expiring in January 2025.  During the quarter ended March 31, 2021, 200,000 series A warrants were exercised, leaving a balance of 8,453,846 series A warrants outstanding.

In May 2016, the Company issued 8.0 million registered shares of common stock at a purchase price of $0.50 per share in a registered direct offering resulting in gross proceeds of $4.0 million. In connection with the offering, each investor received an unregistered warrant to purchase three-quarters of a share of common stock for each share of common stock purchased. The resulting 6,000,000 warrant shares have an exercise price of $0.75 per share, became exercisable on November 7, 2016 and were exercisable until November 6, 2021, five years from the initial exercise date. In connection with a July 2019 registered direct offering, the Company agreed to exchange, on a one-for-one basis, 4,500,000 of the May 2016 warrants for Series B warrants to purchase 4,500,000 shares of common stock at an exercise price of $0.35 per share. Each Series B warrant is exercisable six months from the date of issuance and has a term expiring in May 2022.  During the quarter ended March 31, 2021, 1,500,000 series B warrants were exercised leaving a balance of 3,000,000 series B warrants and 1,500,000 of the original July 2016 warrants outstanding, respectively.

All outstanding warrants are recorded in equity at March 31, 2021 and December 31, 2020 following the guidance established by ASC Topic 815-40. The Company’s warrants allow for the potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock.  Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these warrants.

16. Sale of Metals and Related Costs

During the three months ended March 31, 2021 the Company sold the gold and silver contained in doré bars related to the Rodeo operation to one customer, a metals refinery located in the United States.  Under the terms of the Company’s agreement with its customer, title passes and revenue is recognized by the Company when the contractual performance obligations of the parties are completed, generally at the time a provisional or final payment is made.  A provisional payment for approximately 95% of the contained gold and silver is made generally occurs within 7-10 days after the product is shipped and customary sales documents are completed.  A final payment is made within approximately 30 days following the date of shipment when final assays and refinery charges are agreed upon by the parties.  A price for the gold and silver sold is set, based on current market prices, at the time a provisional or final payment is made.  Refining and transport costs, deducted from the final payments made, are treated as third party agent costs incurred by the Company in performing its obligations under the agreement with its customer after the transfer of control on provisional sales, and are therefore netted against revenue on an accrual basis.

Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.  At March 31, 2021, the Company had written down its doré inventory to net realizable value, including a charge to the cost of metals sold of approximately $17,000.

During the three months ended March 31, 2020 the Company did not sell any doré products or incur any related costs.

17.      Oxide Plant Lease Revenue and Related Costs

For the three months ended March 31, 2020, the Company recorded revenue of approximately $1.2 million and related costs of approximately $0.6 million associated with the lease of the Velardeña Properties oxide plant. The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as “Revenue: Oxide plant lease” in the Condensed Consolidated Statements of Operations following the guidance of ASC 842.  ASC 842 supports recording as gross revenue the reimbursement of expenses incurred directly by the Company in performing its obligations under the lease in situations where the entity has control over the specific goods or services transferred to a customer as a principal versus as an agent. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Condensed Consolidated Statements of Operations. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.

On July 7, 2020, the Company received notification from Hecla terminating the Lease Agreement pursuant to the Third Amendment, effective November 30, 2020. Therefore, during the three months ended March 31, 2021 the Company did not record any income or costs associated with the lease of the oxide plant to Hecla.

18.     Interest and Other Expense, Net

For the three months ended March 31, 2021, the Company recognized approximately $0.3 million of Interest and Other Expense primarily related to the write off of deferred costs related to the LPC Program (see Note 15).

19.     Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Quarter Ended March 31,
	2021	2020

	(in thousands)
Cash flows from operating activities:
Net loss	$(3,178)	$(3,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155	279
Accretion of asset retirement obligation	66	59
Decrease (increase) in derivative at fair value, net	—	215
Gain on trading securities	(52)	—
Asset write off	54	—
Gain on sale of assets	(17)	—
Stock compensation	429	52
Changes in operating assets and liabilities from continuing operations:
Decrease in lease receivable	72	138
(Increase) decrease in prepaid expenses and other assets	(478)	43
(Increase) decrease in inventories	(1,500)	53
Decrease in other long-term assets	352	96
Decrease in reclamation liability	(87)	(1)
Increase (decrease) in accounts payable and accrued liabilities	669	(568)
Decrease in other current liabilities	(124)	(675)
Decrease in deferred revenue	(140)	(118)
Decrease in other long-term liabilities	(135)	(56)
Net cash used in operating activities	$(3,914)	$(3,819)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Quarter Ended March 31,
	2021	2020

	(in thousands)
Supplemental disclosure:
Interest paid	$5	$26
Income taxes paid	$—	$284

Supplemental disclosure of non-cash transactions:
Deferred equity offering costs amortized	$57	$32
Deferred equity offering costs written off	$352	$—
Capital expenditures accrued	$304	$—

20.     Commitments and Contingencies

During April 2021, the Company became aware of a potential lawsuit in Mexico against one of the Company’s Mexico subsidiaries, Minera William S.A. de C.V. (“Minera William”).  The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. or one of its affiliates (“Unifin”).  Although there is evidence that the lawsuit was filed in the Fifth Specialized Commercial District Court by Unifin and subsequently dismissed by the court for procedural reasons, the Company has not been served with the complaint and therefore has limited knowledge of the basis for the alleged claim.  The Company understands that Unifin has challenged through a federal appeal the dismissal of the proceedings, and there is a possibility that Unifin may seek to refile the complaint in another venue or overturn the dismissal on appeal.  Based on the information that the Company has obtained through informal channels; the Company understands that Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment.  At the time the documentation was allegedly signed, Minera Williams was a subsidiary of ECU Silver Mining prior to the Company’s acquisition of ECU in September 2011.  In connection with this dispute, Unifin has obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which has limited the Company’s ability to access approximately US$153,000.  Notwithstanding this action, the restrictions imposed on Minera Williams’ bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, or continue with the Company’s evaluation plans for a potential Velardena mine restart or move forward with any of the Company’s other exploration programs in Mexico.  Since the Company has not been served in this action, the Company is not able to determine the amount of relief sought by Unifin.  However, informal indications suggest that Unifin is seeking recovery for as much as US$12.5 million.  The Company believes there is no basis for this claim and will defend itself if and when the Company is formally served with notice of the proceedings.  As such, the Company has not accrued an amount for this matter in its Condensed Consolidated Balance Sheets or Statements of Operations as of March 31, 2021.

At December 31, 2020, the Company had no gain or loss contingencies.  The Company has certain purchase and lease commitments as set forth in the Company’s Form 10-K for the year ended December 31, 2020.

21.     Segment Information

The Company’s sole activity is the mining, construction and exploration of mineral properties containing precious metals. The Company’s reportable segments are based upon the Company’s revenue producing activities and cash consuming activities. The Company reports two segments, one for its revenue producing activities in Mexico, which includes both the Velardeña Properties and the Rodeo Property, and the other comprised of non-revenue producing activities, including exploration, construction and general and administrative activities. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance.

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative	Pre-Tax (gain)		Capital
March 31, 2021	Revenue	to Sales	Amortization	Expense	loss	Total Assets	Expenditures
Mexico Operations	$1,778	$1,536	$109	$659	$452	$7,917	$541
Corporate, Exploration and Other	—	—	46	1,975	2,778	10,908	5
	$1,778	$1,536	$155	$2,634	$3,230	$18,825	$546
Three Months Ended
March 31, 2020
Velardeña Properties	$1,196	$564	$204	$657	$371	$4,663	$1
Corporate, Exploration and Other	—	—	75	2,848	2,965	5,572	—
	$1,196	$564	$279	$3,505	$3,336	$10,235	$1

22.     Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services, Lease of Equipment:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient.  At March 31, 2021, Sentient, through the Sentient executive funds, holds approximately 23% of the Company’s 162.5 million shares of issued and outstanding common stock.  The services are provided locally in Mexico by the administrative staff in the Company’s Mexico office. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. Amounts received under the arrangement reduce costs incurred for exploration. The Company’s Board of Directors and Audit Committee approved the agreement. For the three months ended March 31, 2021 and 2020, the Company charged Minera Indé approximately $45,000 for services, offsetting costs that are recorded in “Exploration expense” in the Condensed Consolidated Statements of Operations.

Debt – Related Party

On March 30, 2020, the Company entered into a short-term loan agreement with Sentient whereby the Company received an unsecured loan in the amount of $1,000,000. The Sentient Loan had an interest rate of 10% per annum and was due in full, together with accrued interest and any other amount outstanding under the loan agreement, on December 31, 2020. During August 2020, the Company paid in full the principal amount of the loan plus accrued interest. See Note 10 for a full description of the loan.

23. Subsequent Events

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory disease caused by the new coronavirus as “pandemic”. As of the date of issuance of the condensed consolidated financial statements, the Company’s financial condition has not been significantly impacted; however, the Company continues to monitor the situation.  No impairments were recorded as of the condensed consolidated balance sheet date; however, due to uncertainty surrounding the situation, management’s judgment regarding this could change in the future.  In addition, while the Company’s results of operation, cash flows, and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

On April 23, 2021, a new labor law was made official in Mexico that will impact companies that utilize subcontractor structures, effective beginning August 1, 2021.  The Company utilizes subcontractor structures in Mexico, as is common practice among companies in the mining and other industries in Mexico.  Enacted to prevent the avoidance of employee profit sharing in Mexico, the law will disallow a deduction in computing income taxes for labor outsourcing costs, unless the arrangement falls within certain narrowly defined exceptions.  The new law does provide for annual caps on the amount of employee profit sharing a company would be required to pay, which is designed to even out the profit sharing tax over several years.  The Company is still evaluating the new law, but it anticipates its tax and profit sharing liability in Mexico will likely increase as a result of the new law.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law. During the three months ended March 31, 2021, our principal source of revenue was from the sale of gold and silver from our Rodeo Property in Durango, Mexico. We incurred net operating losses for the three months ended March 31, 2021 and 2020.

We remain focused on mining operations at the Rodeo Property as well as further studies of a restart plan for Velardeña including use of bio-oxidation to improve the payable gold recovery.  We also continue to evaluate and search for mining opportunities in North America (including Mexico) with near-term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties. We are also focused on advancing our El Quevar exploration property in Argentina through the Earn-In Agreement with Barrick and on advancing selected properties in our portfolio of approximately 12 properties, located in Mexico, Nevada and Argentina. We are reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 18, 2021.

2021 Highlights

COVID-19 uncertainties

We undertook several initiatives and installed multiple safety practices in response to the COVID-19 pandemic and have continued to carry out these initiatives and practices in 2021. We will continue to follow World Health Organization protocols and local government rules and recommendations at all of our projects and corporate offices. Office employees continue to work remotely wherever possible. Activities at the Rodeo Property and the Velardeña Properties, including mining and processing, were not interrupted as a result of the pandemic during the first three months of 2021.

Rodeo Property

We began mining activities at the Rodeo Property, using a contract miner, in December 2020. In November 2020 we received the final necessary permits for us to commence mining at the Rodeo Property from SEMARNAT, the environmental protection agency in Mexico. We began hauling the mined material, also using a contractor, for processing at our Velardeña oxide plant beginning in January 2021.  We provide the overall mine management and engineering, which includes in-pit technicians who determine whether material is suitable for process or placement on the waste dump.  We also employ and supervise the workforce responsible for processing activities at our oxide plant.  Our assay lab, located in Velardeña, Durango, Mexico is used for the project’s assaying requirements.  We poured our first doré bar at the end of January 2021 and completed our first shipment of doré to a refinery located in the United States in March 2021.

We installed a new regrind mill circuit at the plant specifically designed to process the harder mined material coming from the Rodeo Property, which was completed in April at a total cost of approximately $1.0 million.  The new circuit, which was fully operational at the end of April, will allow for improved recovery of gold while increasing daily throughput of Rodeo material in the oxide plant to at least 450 tonnes per day.  At that throughput level, the current life of the Rodeo mine is estimated to run through the middle of 2023 (approximately 2.5 years).

Assays from early processing at the oxide plant indicate the doré produced are comprised of approximately 15 to 20 percent gold and 65 to 75 percent silver and are of a quality that is readily marketable and saleable to refineries located either in Mexico or internationally, consistent with standard commercial terms. We entered into a refining agreement with a third party in February 2021 and have completed four shipments of doré as of May 5, 2021.

The table below sets forth the key processing and sales statistics for the Rodeo operation for the first quarter ended March 31, 2021:

Three Months Ended
March 31,
Payable gold produced in doré (ounces)	1,390
Payable silver produced in doré (ounces)	11,289
Payable gold equivalent produced in doré (ounces) (1)	1,559

Gold sold in doré (ounces)	909
Silver sold in doré (ounces)	9,698
Gold equivalent sold in doré (ounces) (1)	1,054

Total tonnes mined (2)	171,905
Total tonnes in stockpiles awaiting processing (3)	6,746
Total tonnes in low grade stockpiles (4)	26,410
Tonnes processed	18,791
Tonnes per day processed	209

Gold grade processed (grams per tonne)	3.0
Silver grade processed (grams per tonne)	14.3

Plant recovery - gold (%)	84.3
Plant recovery - silver (%)	86.6

Realized price, before refining and selling costs
Gold sold in doré (dollar per ounce)	$1,721
Silver sold in doré (dollar per ounce)	$25.76

(1) Gold equivalent based on realized gold and silver price
(2) Includes all mined material transported to the plant, stockpiled or designated as waste
(3) Includes mined material stockpiled at the mine or transported to the plant awaiting processing in the plant
(4) Material grading between 2 g/t (current cut off grade) and 1 g/t Au held for possible future processing

The following table highlights additional non GAAP cost and revenue statistics related to the Rodeo operations:

Three Months Ended March 31, 2021
(in thousands except per unit amounts)

Total cash operating costs	$2,826
Treatment and refining costs	30
Silver by-product credits	(250)
Total cash costs, net of by-product credits	$2,606

Total cash cost per unit
Payable gold ounces produced in doré	1,390
Total cash operating costs	$2,034
Treatment and refining charges	22
Silver by-product credits	(180)
Total cash costs, net of by-product credits, per payable gold ounce (1)	$1,876

Tonnes Processed in plant	18,791
Total cash operating costs per tonne processed	$150

(1) Total cash costs, net of by-product credits, per payable gold ounce is a non-GAAP financial measure and includes the total costs of production from mining, milling and administrative activities related to the Rodeo operation. For a further explanation and a reconciliation to GAAP measures, see “Non-GAAP Financial Measures” below.

Total cash operating costs for the first quarter ended March 31, 2021, as depicted in the table above, include all production costs during the period, including mining, milling and general and administrative costs related to the initial start-up of operations and associated build-up of mined material stockpiles as well as in-solution inventories at the plant.  As production continues to ramp up, we expect unit costs to decrease significantly.

We anticipate total tonnes processed for the full year 2021 will be approximately 125,000 to 135,000, resulting in payable production of approximately 12,000 to 14,000 ounces of gold and 25,000 to 30,000 ounces of silver, consistent with prior guidance reported in our Form 10-K for the period ended December 31, 2020.  Using an assumed gold price of $1,800/oz and an assumed silver price of $25.00/oz (the approximate average London Fix PM prices during the first quarter 2021, as reported by Kitco, were $1,798 and $26.29 for gold and silver, respectively), estimated operating margin for the full year 2021 from the Rodeo Property (defined as revenue from the sale of metals less the cost of metals sold) is estimated at approximately $10.5 million to $12.0 million with after-tax cash flow for the full year, net of capital expenditures and working capital, estimated at approximately $9.0 million to $10.5 million, consistent with prior guidance reported in our Form 10-K for the period ended December 31, 2020.

The estimates shown above are preliminary in nature and are based partly on the actual results of operations for the first quarter 2021 and partly on assumptions described in the PEA.  Actual results from production at Rodeo may vary significantly based upon, among other things, unanticipated variations in grade, unexpected challenges associated with our proposed mining plan, volatility in commodity prices, variations in expected recoveries, increases in projected operating costs, working capital or capital costs or delays in commencement of or interruptions in production.  See “Risk Factors – Risk Factors related to our Mining and Processing Activities” as described in our Form 10-K for the period ended December 31, 2020.

Non-GAAP Financial Measures

Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles. These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with GAAP.

“Total cash costs, net of by-product credits, per payable gold ounce”, and “All-in sustainable costs, net of by-product credits, per payable gold ounce”, are non-GAAP financial measures calculated by the Company as set forth below and may not be comparable to similar measures reported by other companies.

“Total cash costs, net of by-product credits, per payable gold ounce,” includes all direct and indirect operating cash costs associated with the physical activities that would generate doré products for sale to customers, including mining to gain access to mineralized materials, mining of mineralized materials and waste, milling, third-party related treatment, refining and transportation costs, on-site administrative costs and royalties. Total cash costs do not include depreciation, depletion, amortization, exploration expenditures, reclamation and remediation costs, sustaining capital, financing costs, income taxes, or corporate general and administrative costs not directly or indirectly related to the Rodeo project. By-product credits include revenues from silver contained in the products sold to customers during the period. “Total cash costs, net of by-product credits”, are divided by the number of payable gold ounces generated by the plant for the period to arrive at “Total cash costs, net of by-product credits, per payable gold ounce.”

“All-in sustainable costs per payable gold ounce, net of by-product credits” begins with “Total cash costs, net of by-product credits, per payable gold ounce”, and includes capital and sustaining capital.

“Cost of metals sold”, reported as a separate line item in our Condensed Consolidated Statements of Operations for the period ended March 31, 2021, is the most comparable financial measure, calculated in accordance with GAAP, to “Total cash costs, net of by-product credits”. “Cost of metals sold” includes adjustments for changes in inventory and excludes third-party related treatment and refining costs, which are reported as part of revenue in accordance with GAAP.  The following table presents a reconciliation for the three months ended March 31, 2021 between the non-GAAP measure of “Total cash cost, net of by-product credits” to the most directly comparable GAAP measure, “Cost of metals sold”.

Reconciliation of Cash Costs to Cost of Metals Sold

Reconciliation of Costs of Metals Sold (GAAP) to Total Cash Costs, net of By-product Credits (Non-GAAP)
(in thousands)
Three Months Ended March 31, 2021
Total cash costs, net of by-product credits	$2,606

Reconciliation to GAAP measure:
Treatment and refining costs	(30)
Silver by-product credits	250
Write down of inventories to net realizable value	17
Change in inventory (excluding depreciation, depletion and amortization)	(1,307)
Cost of metals sold	$1,536

Rodeo Exploration

In March 2021, we began an exploration drilling program at Rodeo aimed at expanding the resource. The program will encompass approximately 2,000 meters of exploration drilling at selected near-surface targets located immediately adjacent to the current pit. The program has the potential to extend the life of the Rodeo mine beyond the currently estimated life of around 2.5 years. Results will begin to be available within the next several months and any newly-added resources will be incorporated into the Company’s production plans.

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

The recent rise in precious metals prices, the advancement of alternative processing technologies in the industry, and the results of our testing activities prompted us to pursue the preparation of an updated preliminary economic assessment (PEA) based partly on projected increased gold recoveries from a proposed bio-oxidation circuit to treat gold- bearing pyrite concentrates. In April 2020, we announced positive results from the updated PEA. In the coming months, we plan to continue to optimize the mine plan and processing details in preparation for future test-mining and processing in advance of establishing a definite schedule for restarting commercial production at the Velardeña mines and the installation of the bio-oxidation circuit. No development decision has been made regarding a potential restart of the Velardeña mines.

Yoquivo

In September 2020, we began a 3,400-meter, 15-hole drill program to test the most promising portions of certain veins in the Yoquivo property in Chihuahua, Mexico. We completed the drill program in December 2020 and identified four separate vein systems in which surface sampling has returned grades up to 4,050 g/t silver and 27.7 g/t gold from surface. Complete results from the drill program were announced in our press release dated January 27, 2021. Of substantial interest is the discovery of a new vein parallel to and east of the Pertenencia vein. While the other principal veins have been partially mined from surface to the water table (up to 130 meters) in the case of San Francisco and Pertenencia, and over a much less extensive vertical interval in the case of El Dolar and Esperanza, the new vein is unmined from surface. We are planning a second phase drill program, which could start in the second quarter 2021.

El Quevar

On April 2020, we entered into the Earn-in Agreement with Barrick, pursuant to which Barrick has acquired an option to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina (the “Option”).  For a description of the Earn-In Agreement, see our Annual Report Form 10-K for the year ended December 31, 2020.  During the earn-in period, in addition to the exploration spending, Barrick will fund the holding costs of the property, which will qualify as work expenditures. Barrick will reimburse us for expenses related to maintaining the exploration camp, which will initially be run by us under a service agreement and which will also qualify as work expenditures.  Through March 31, 2021, approximately $0.5 million of expenses incurred by us have been or are expected to be reimbursable under the Earn-in Agreement.

Santa Maria

In December 2020, we entered into an Option Agreement with Fabled, pursuant to which Fabled will have the right to acquire our interest in the Santa Maria mining claims in Chihuahua, Mexico.  Fabled is engaged in an 8,000 meter drill program on the property to expand the resource and test additional exploration targets.  To acquire the property Fabled will need to complete cash payments to Golden of $3.5 million by December 2022.

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

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three months ended March 31, 2021 to the results from operations for the three months ended March 31, 2020.

Three Months Ended March 31, 2021

Revenue from the sale of metals.  We recorded $1.8 million in revenue for the three months ended March 31, 2021, all from the sale of gold and silver bearing doré from the Rodeo Operation in Mexico. We did not record any revenue from doré sales for the three months ended March 31, 2020.

Costs of metals sold.  For the three months ended March 31, 2021 we recorded $1.5 million of costs of metals sold, including a $17,000 write down of the doré inventory to net realizable value.  We did not record any cost of metals sold during the three months ended March 31, 2020.

Revenue from oxide plant lease. We recorded revenue of $1.2 million during three-month period ended March 31, 2020, related to the lease of our Velardeña oxide plant to a third party. The Velardeña oxide plant lease was terminated in November 2020. We did not record any revenue during the three-month period ended March 31, 2021.

Oxide plant lease costs. We recorded $0.6 million of costs related to the oxide plant lease during the three-month period ended March 31, 2020. The costs consist primarily of reimbursable labor and utility costs which for accounting purposes are also included in revenue from the oxide plant lease. The Velardeña oxide plant lease was terminated in November 2020. We did not record any costs related to the oxide plant lease during the three-month period ended March 31, 2021.

Exploration expense. Our exploration expense, including property holding costs and allocated administrative expenses, totaled $0.8 million and $1.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively.  The higher exploration expense for 2020 is primarily related to increased exploration at our Rodeo project in Mexico during the period.

Velardeña care and maintenance costs. We recorded $0.2 million and $0.5 million for the three-month periods ended March 31, 2021 and March 31, 2020, respectively, for expenses related to care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015. The reduced costs for 2021 are primarily the result of costs associated with activities at the Velardeña Properties being allocated to the Rodeo operation.

El Quevar project expense. We incurred $0.1 million and $0.2 million for the three-month periods ended March 31, 2021 and March 31, 2020, respectively related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. During the three months ended March 31, 2021, approximately $0.1 million of costs actually incurred are anticipated to be reimbursed by Barrick, as discussed above.

Administrative expense.  Administrative expenses totaled $1.5 million for the three months ended March 31, 2021. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Rodeo Property,  Velardeña Properties, El Quevar project and our exploration portfolio. The $1.5 million of administrative expenses we incurred during the first three months of 2021 is comprised of $0.8 million of employee compensation and directors’ fees, $0.4 million of professional fees and $0.3 million of insurance, rents, travel expenses, utilities and other office costs. Administrative expenses totaled $1.2 million for the three months ended March 31, 2020. The $1.2 million of administrative expenses we incurred during the three months of 2020 is comprised of $0.3 million of employee compensation and directors’ fees, $0.5 million of professional fees and $0.4 million of insurance, rents, travel expenses, utilities and other office costs.  Administrative expenses for employee compensation and director’s fees were higher in the 2021 period due primarily to cash bonuses paid to executives and staff.

Stock based compensation. During the three months ended March 31, 2021 we incurred approximately $0.4 million of expense related to stock-based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.  During the three months ended March 31, 2020 we incurred approximately $0.1 million of expense related to stock-based compensation.  Stock based compensation was higher in the 2021 period due primarily to stock awards granted to executives.

Reclamation and accretion expense. During each of the three months ended March 31, 2021 and March 31, 2020 we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties and environmental liabilities associated with the Rodeo operation.

Other operating (expense) income, net. We recorded $0.2 million of other operating income for the three months ended March 31, 2021, primarily related to the amortization of deferred income related to the option agreement for the sale of the Santa Maria property, as discussed above.  We recorded a nominal amount of other operating income for the three months ended March 31, 2020, related to the sale of an asset in Mexico.

Depreciation, depletion and amortization. During the three-month periods ended March 31, 2021 and March 31, 2020 we incurred depreciation, depletion and amortization expense of approximately $0.2 million and $0.3 million, respectively.  For the period ended March 31, 2021, approximately $0.1 million of depreciation was allocated to finished goods and work in process inventories associated with the Rodeo operation.

Interest and other expense, net. We recorded approximately $0.3 million of interest and other expense, net for the three-month period ended March 31, 2021, primarily related to write off of deferred costs related to the Lincoln Park Capital program. We recorded a nominal amount of interest and other expense, net for the three months ended March 31, 2020, primarily related to a refundable deposit due to Autlán.

Gain (Loss) on foreign currency losses. We recorded a nominal foreign currency loss for both the three months ended March 31, 2021 and March 31, 2020. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Other income. We recorded approximately $0.1 million of other income for the three months ended March 31, 2021 related to the mark-to-market of short-term investments. We did not record any other income for the three months ended March 31, 2020.

Income taxes. We recorded a $0.1 million tax benefit for the three months ended March 31, 2021 and no income tax expense or benefit for the three months ended March 31, 2020.

Liquidity, Capital Resources and Going Concern

At March 31, 2021, our aggregate cash and cash equivalents totaled $8.0 million, compared to the $9.7 million in similar assets held at December 31, 2020. The March 31, 2021 balance is due in part from the following expenditures and cash inflows for the three months ended March 31, 2021.  Expenditures totaled $4.7 million from the following:

●	$0.8 million for exploration expenditures at the Rodeo, Yoquivo and other properties;

●	$0.5 million for capital expenditures primarily related to construction of the new regrind mill circuit related to the Rodeo operation;

●	$0.2 million in care and maintenance costs at the Velardeña Properties;

●	$0.1 million in exploration and evaluation activities, care and maintenance and property holding costs at the El Quevar project, net of reimbursements from Barrick;

●	$1.5 million in general and administrative expenses; and

●	$1.6 million related to a net working capital increase due primarily to an increase in inventories and value added tax receivables associated with the Rodeo operation, partially offset by an increase in accounts payable and other accrued liabilities, also related to the Rodeo operation.

The foregoing expenditures were offset by cash inflows of $3.0 million from the following:

●	$1.8 million, net of fees from the ATM Program (as further described above in Note 15);

●	$1.0 million from the exercise of warrants issued in prior offerings (as further described above in Note 15); and

●	$0.2 million of net operating margin from the Rodeo operation (defined as revenue from the sale of metals less the cost of metals sold).

In addition to the $8.0 million cash balance at March 31, 2021, we expect to receive approximately $13.0 million to $15.0 million in net operating margin from the Rodeo Property (defined as revenue from the sale of metals less the cost of metals sold) during the twelve months ending March 31, 2022, assuming an average gold and silver price during that period of $1,800 and $25.00 oz respectively (the approximate average London Fix PM prices during the first quarter 2021, as reported by Kitco, were $1,798 and $26.29 for gold and silver, respectively). Our forecasted cash inflows during the twelve months ending March 31, 2022 do not include the anticipated second installment of $1.5 million from the sale of the Santa Maria property to Fabled, scheduled to be paid in December 2021, as discussed above.  At this time, given the uncertainties associated with the eventual outcome of exploration activities at Santa Maria initiated by Fabled, and the associated timing of the start-up of operations at Santa Maria, we are not currently including the additional installment in our liquidity analysis.

Our forecasted expenditures during the twelve months ending March 31, 2022, apart from Rodeo cost of metals sold, which is already included in our forecast of net operating margin, total approximately $8.5 million as follows:

●	Approximately $3.2 million on exploration activities and property holding costs related to our portfolio of exploration properties located in Mexico, Argentina and Nevada, including project assessment and evaluation costs relating to additional exploration at Rodeo, Yoquivo, and other properties;

●	Approximately $0.5 million on capital expenditures related to the Rodeo operation;

●	Approximately $0.6 million at the Velardeña Properties for care and maintenance;

●	Approximately $0.5 million at the El Quevar project to fund care and maintenance and property holding costs, net of reimbursement from Barrick;

●	Approximately $3.5 million on general and administrative costs; and

●	Approximately $0.2 million related to an increase in working capital primarily related to increased inventories and value added tax receivables at the Rodeo operation.

Our forecasted cash resources of approximately $21.0 to $23.0 million, which includes cash on hand at March 31, 2021 and the forecasted net operating margin from the Rodeo Property, are greater than our forecasted expenditures of approximately $8.5 million.  The actual net operating margin received from the Rodeo Property could be negatively impacted if further interruptions due to COVID-19 occur in Mexico.  The actual amount of cash receipts that we receive during the period from the Rodeo operation may also vary significantly from the amounts specified above due to, among other things: (i) unanticipated variations in grade, (ii) unexpected challenges associated with our proposed mining plan, (iii) decreases in commodity prices below those used in calculating the estimates shown above, (iv) variations in expected recoveries, (v) increases in operating costs above those used in calculating the estimates shown above, or (vi) interruptions in production at Rodeo. The actual amount of cash expenditures that we incur during the twelve-month period ending March 31, 2022 may vary significantly from the amounts specified above and will depend on a number of factors, including variations in the anticipated care and maintenance costs at the Velardeña Properties or at El Quevar, and costs for continued exploration, project assessment, and development at our other exploration properties.  Likewise, if cash expenditures are greater than anticipated or if cash receipts are less than anticipated, we may need to take certain actions to maintain sufficient cash balances over the next twelve months, including additional asset dispositions or raising additional equity capital through sales under the ATM Program or otherwise.

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

There can be no assurance that we will be successful in generating future profitable mining and processing activities or securing additional funding in the future on terms acceptable to us or at all. We believe the cash on hand, anticipated positive net operating margins from the Rodeo operation, the potential use of the ATM Program, and the potential for additional asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our condensed consolidated financial statements for the period ended March 31, 2021.

Recent Accounting Pronouncements

In December 2019, the FASB issued No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The guidance removes certain exceptions to the general principles of ASC 740 and simplifies several other areas. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods.  The Company has adopted ASU 2019-12 beginning in 2021.  One of the amendments within ASU 2019-12 eliminates a limitation on the amount of income tax benefit that can be recognized in an interim period when a year-to-date loss exceeds the anticipated loss for the year.  The Company has applied this guidance in the calculation of the tax benefit included in “Income taxes” in the Condensed Consolidated Statements of Operations.  The adoption of this guidance did not result in a material impact on our consolidated financial position or results of operations.

During the first quarter 2020, we adopted ASU No. 2016-13. ASU 2016-13 modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the timelier recognition of losses. As our principle credit risk is related to its lease receivables, the adoption of this update did not result in a material impact on our consolidated financial position or results of operations.

On April 12, 2021, the SEC published a statement relating to accounting and reporting considerations for warrants issued by Special Purpose Acquisition Companies (SPACs). The SEC statement raised accounting and reporting considerations for all reporting entities that restricts the use of the exception noted above under ASC 815-40-25-7 thru 8 that allows for equity treatment, under certain conditions, for warrants that allow cash settlement in certain change of control transactions. The restriction put forth by the SEC would prevent equity treatment in cases where cash is received disproportionately between shareholders and warrant holders in such transactions.  All of the outstanding warrants granted by us are recorded in equity at March 31, 2021 and December 31, 2020 following the guidance established by ASC Topic 815-40.  Our warrants allow for the potential settlement in cash if certain extraordinary events are effected by us, including a 50% or greater change of control in our common stock.  Since those events have been deemed to be within our control, we continue to apply equity treatment for these warrants.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments relating to: (i) the Rodeo project, including anticipated timing and impact of future mining activities, anticipated capital requirements, the expected composition of doré produced at the site, the projected future payable production and the projected future cash flow from production; (ii) our plans, expectations and assumptions concerning the Velardeña oxide plant lease, including the expected term and anticipated revenues; (iii)  our plans regarding further advancement of the El Quevar project; (iv) our plans for further evaluation of the Velardeña Properties and potential use of the BIOX processing method; (v) the proposed transaction involving the Santa Maria property; (vi) potential future work at Sand Canyon and Yoquivo; (vii) budgeted expenditures during the twelve months ending March 31, 2022 and anticipated cash inflows, including the amount of cash received as a result of production at Rodeo, the potential for future asset dispositions or sales of equity securities; and (viii) statements concerning our financial condition, business strategies and business and legal risks.

The use of any of the words “anticipate,” “continues,” “likely,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “could,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

●	Timing duration and overall impact of the COVID-19 pandemic, including potential future suspension of activities at Rodeo or the Velardeña Properties (including operations at the oxide plant lease) in the event of future orders of the Mexican Federal Government;
●	Deviations from the projected timing, amount of estimated production and project costs at Rodeo due to unanticipated variations in grade, unexpected challenges associated with our proposed mining plan, volatility in commodity prices, variations in expected recoveries, increases in projected operating or capital costs or delays in commencement of or interruptions in production;
●	Higher than anticipated care and maintenance costs at the Velardeña Properties in Mexico or at El Quevar in Argentina;
●	Risks related to the El Quevar project in Argentina, including unfavorable results from our evaluation activities and whether the option with respect to the El Quevar project is exercised pursuant to the terms of the Earn-in Agreement;
●	Decreases or insufficient increases in silver and gold prices;
●	Unfavorable results from exploration at the Santa Maria, Yoquivo, Sand Canyon or other exploration properties and whether we will be able to advance these or other exploration properties;
●	The Rodeo project, including assumptions and projections contained in the Rodeo PEA (including life of mine and production expectations), and our plans for further exploration drilling;
●	Variations in the nature, quality and quantity of any mineral deposits that are or may be located at the Velardeña Properties or our exploration properties, changes in interpretations of geological information, unfavorable results of metallurgical and other tests, and the timing and scope of our further evaluation activities at the Velardeña Properties;
●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;
●	Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;
●	Economic and political events affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;
●	Political and economic instability in Mexico, Argentina, and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;
●	Volatility in the market price of our common stock; and
●	The factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first three months of 2021, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

During April 2021, we became aware of a potential lawsuit in Mexico against one of the Company’s Mexico subsidiaries, Minera William S.A. de C.V. (“Minera William”).  The plaintiff in the matter is Unifin Financiera, S.A.B. de C.V. or one of its affiliates (“Unifin”).  Although there is evidence that the lawsuit was filed in the Fifth Specialized Commercial District Court by Unifin and subsequently dismissed by the court for procedural reasons, we have not been served with the complaint and therefore have limited knowledge of the basis for the alleged claim.  The Company understands that Unifin has challenged through a federal appeal the dismissal of the proceedings, and there is a possibility that Unifin may seek to refile the complaint in another venue or overturn the dismissal on appeal.  Based on the information that we have obtained through informal channels, we understand that Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment.  At the time the documentation was allegedly signed, Minera Williams was a subsidiary of ECU Silver Mining prior to the Company’s acquisition of ECU in September 2011.  In connection with this dispute, Unifin has obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which has limited our ability to access approximately US$153,000.  Notwithstanding this action, the restrictions imposed on Minera Williams’ bank accounts do not impact our ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, or continue with our evaluation plans for a potential Velardena mine restart or move forward with any of our other exploration programs in Mexico.  Since we have not been served in this action, we are not able to determine the amount of relief sought by Unifin.  However, informal indications suggest that Unifin is seeking recovery for as much as US$12.5 million.  We believe there is no basis for this claim and will defend ourselves if and when we are formally served with notice of the proceedings.  As such, the Company has not accrued an amount for this matter in its Condensed Consolidated Balance Sheets or Statements of Operations as of March 31, 2021.

Item 1A. Risk Factors

The risk factors for the three months ended March 31, 2021 are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

GOLDEN MINERALS COMPANY

Date:	May 6, 2021	By:	/s/ Warren M. Rehn
Warren M. Rehn
President and Chief Executive Officer

Date:	May 6, 2021	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer