Form 10-Q
period 2021-09-30
Golden Minerals Co
filed 2021-11-04
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021.

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

At November 4, 2021, 162,804,612 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	September 30,	December 31,
	2021	2020

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 3)	$8,800	$9,704
Short-term investments (Note 3)	102	79
Lease receivables	—	72
Inventories, net (Note 5)	1,857	284
Value added tax receivable, net (Note 6)	1,103	45
Prepaid expenses and other assets (Note 4)	859	1,130
Total current assets	12,721	11,314
Property, plant and equipment, net (Note 7)	6,521	5,520
Other long term assets (Note 8)	820	1,472
Total assets	$20,062	$18,306

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 9)	$3,346	$1,318
Deferred revenue, current (Note 7)	116	535
Other current liabilities (Note 11)	325	667
Total current liabilities	3,787	2,520
Asset retirement and reclamation liabilities (Note 12)	3,274	3,166
Other long term liabilities (Note 11)	400	648
Total liabilities	7,461	6,334

Commitments and contingencies (Note 20)

Equity (Note 15)
Common stock, $.01 par value, 350,000,000 shares authorized; 162,804,612 and 157,512,652 shares issued and outstanding respectively	1,628	1,575
Additional paid in capital	540,416	536,263
Accumulated deficit	(529,443)	(525,866)
Shareholders' equity	12,601	11,972
Total liabilities and equity	$20,062	$18,306

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands except per share data)		(in thousands, except per share data)
Revenue:
Sale of metals (Note 16)	$8,479	$—	$16,118	$—
Oxide plant lease (Note 17)	—	2,146	—	4,566
Total revenue	8,479	2,146	16,118	4,566
Costs and expenses:
Cost of metals sold (exclusive of depreciation shown below) (Note 16)	(4,292)	—	(9,156)	—
Oxide plant lease costs (Note 17)	—	(582)	—	(1,566)
Exploration expense	(2,146)	(1,226)	(4,021)	(3,681)
El Quevar project expense	(90)	(130)	(249)	(623)
Velardeña care and maintenance costs	(414)	(206)	(754)	(861)
Administrative expense	(911)	(852)	(3,451)	(2,782)
Stock based compensation	(75)	(105)	(1,491)	(771)
Reclamation expense	(67)	(63)	(196)	(184)
Other operating income (expense), net	138	24	472	(78)
Depreciation and amortization	(143)	(226)	(466)	(770)
Total costs and expenses	(8,000)	(3,366)	(19,312)	(11,316)
Income (loss) from operations	479	(1,220)	(3,194)	(6,750)
Other income (expense):
Interest and other expense, net (Note 18)	(13)	(12)	(336)	(85)
Gain (loss) on foreign currency transactions	133	(36)	156	(92)
Total other income (loss)	120	(48)	(180)	(177)
Gain (loss) from operations before income taxes	599	(1,268)	(3,374)	(6,927)
Income taxes (Note 14)	(188)	(18)	(203)	(18)
Net Income (loss)	$411	$(1,286)	$(3,577)	$(6,945)
Net income (loss) per common share — basic
Income (loss)	$0.00	$(0.01)	$(0.02)	$(0.06)
Net income (loss) per common share — diluted
Income (loss)	$0.00	$(0.01)	$(0.02)	$(0.06)
Weighted average Common Stock outstanding - basic	162,477,039	143,285,564	161,751,452	124,956,140
Weighted average Common Stock outstanding - diluted (1)	174,549,498	143,285,564	161,751,452	124,956,140

(1)Potentially dilutive shares have not been included for loss periods because to do so would be anti-dilutive. Potentially dilutive shares at September 30, 2021 consist of 9,533,372 equivalent shares related to stock compensation and 14,303,846 equivalent shares related to warrants outstanding. For the three months ended September 30, 2021, dilutive shares consisting of 9,533,372 equivalent shares related to stock compensation and 2,539,087 equivalent shares related to warrants outstanding, calculated using the treasury method, were included in the diluted shares outstanding. Potentially dilutive shares at December 31, 2020 consist of 7,559,040 equivalent shares related to stock compensation and 17,403,846 equivalent shares related to warrants outstanding. See Note 15 for a discussion of stock-based compensation and warrants.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 19)	$(2,093)	$(7,891)
Cash flows from investing activities:
Proceeds from sale of assets	17	25
Acquisitions of property, plant and equipment	(1,542)	(101)
Net cash used in investing activities	$(1,525)	$(76)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,714	12,032
Proceeds from related party loan (Note 22)	—	1,000
Payment of related party loan (Note 22)	—	(1,000)
Net cash from financing activities	$2,714	$12,032
Net (decrease) increase in cash and cash equivalents	(904)	4,065
Cash and cash equivalents, beginning of period	9,704	4,593
Cash and cash equivalents, end of period	$8,800	$8,658

See Note 19 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

	(in thousands except share data)
Balance, December 31, 2019	106,734,279	$1,067	$521,314	$(516,780)	$5,601
Stock compensation accrued (Note 15)	—	—	52	—	52
Shares issued under the at-the-market offering agreement, net (Note 15)	823,452	9	214	—	223
Shares issued under the Lincoln Park commitment purchase agreement, net (Note 15)	900,000	9	207	—	216
Net loss	—	—	—	(3,336)	(3,336)
Balance, March 31, 2020	108,457,731	$1,085	$521,787	$(520,116)	$2,756
Stock compensation accrued (Note 15)	—	—	614	—	614
Subscription agreement (Note 15)	4,719,207	47	882	—	929
2020 Offering and private placement transaction (Note 15)	15,000,000	150	2,561	—	2,711
Net loss	—	—	—	(2,323)	(2,323)
Balance, June 30, 2020	128,176,938	$1,282	$525,844	$(522,439)	$4,687
Stock compensation accrued and restricted stock awards granted (Note 15)	300,000	3	102	—	105
Public offering (Note 15)	20,535,714	205	7,748	—	7,953
Net loss	—	—	—	(1,286)	(1,286)
Balance, September 30, 2020	149,012,652	$1,490	$533,694	$(523,725)	$11,459

Balance, December 31, 2020	157,512,652	$1,575	$536,263	$(525,866)	$11,972
Stock compensation accrued (Note 15)	—	—	429	—	429
Shares issued under the at-the-market offering agreement, net (Note 15)	1,856,960	19	1,681	—	1,700
Warrants exercised (Note 15)	3,100,000	31	984	—	1,015
Net loss	—	—	—	(3,178)	(3,178)
Balance, March 31, 2021	162,469,612	$1,625	$539,357	$(529,044)	$11,938
Stock compensation accrued and restricted stock awards granted (Note 15)	335,000	3	984	—	987
Net loss	—	—	—	(810)	(810)
Balance, June 30, 2021	162,804,612	$1,628	$540,341	$(529,854)	$12,115
Stock compensation accrued (Note 15)	—	—	75	—	75
Net income	—	—	—	411	411
Balance, September 30, 2021	162,804,612	$1,628	$540,416	$(529,443)	$12,601

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

The Company is a mining company, holding a 100% interest in the Rodeo property in Durango State, Mexico (the “Rodeo Property”), a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in the state of Durango, Mexico (the “Velardeña Properties”), a 100% interest in the El Quevar advanced exploration silver property in the province of Salta, Argentina, which is subject to the terms of the April 9, 2020 earn-in agreement (the “Earn-in Agreement”) pursuant to which Barrick Gold Corporation (“Barrick”) has the option to earn a 70% interest in the El Quevar project (see Note 7), and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Mexico,  Argentina and Nevada.  The Rodeo Property, Velardeña Properties and the El Quevar advanced exploration property are the Company’s only material properties.

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

On April 12, 2021, the SEC published a statement relating to accounting and reporting considerations for warrants issued by Special Purpose Acquisition Companies (SPACs). The SEC statement raised accounting and reporting considerations for all reporting entities that restrict the use of the exception under ASC 815-40-25-7 thru 8 that allows for equity treatment, under certain conditions, for warrants that allow cash settlement in certain change of control transactions. The restriction put forth by the SEC would prevent equity treatment in cases where cash is received disproportionately between shareholders and warrant holders in such transactions.  All of the outstanding warrants granted by the Company are recorded in equity at September 30, 2021 and December 31, 2020 following the guidance established by ASC Topic 815-40.  The Company’s warrants allow for the potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock.  Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these warrants.

3.     Cash and Cash Equivalents and Short-term Investments

Of the $8.8 million reported as “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets at September 30, 2021, the Company had approximately $153,000 that was unavailable for use due to a court order freezing the bank accounts of one of the Company’s subsidiaries in Mexico related to a lawsuit, as further described in Note 20.  The restrictions imposed on the subsidiary’s bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, or to continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico.

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

The following tables summarize the Company's short-term investments at September 30, 2021 and December 31, 2020:

		Estimated	Carrying
September 30, 2021	Cost	Fair Value	Value

	(in thousands)
Investments:
Short-term:
Trading securities	$59	$102	$102
Total trading securities	59	102	102
Total short term	$59	$102	$102

December 31, 2020
Investments:
Short-term:
Trading securities	$59	$79	$79
Total trading securities	59	79	79
Total short term	$59	$79	$79

The short-term investments at September 30, 2021 and December 31, 2020 consist of 1,000,000 common shares of Fabled Silver Gold Corp., formerly known as Fabled Copper Corp. (“Fabled”), a junior mining company that entered into an option agreement with the Company to acquire the Company’s option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (see Note 7). The 1,000,000 common shares were issued to the Company as partial consideration per the terms of the option agreement.

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

4.     Prepaid Expenses and Other Assets

Prepaid expenses and other current assets at September 30, 2021 and December 31, 2020 consist of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Prepaid insurance	$276	$571
Recoupable deposits and other	583	559
	$859	$1,130

The September 30, 2021 recoupable deposits and other includes a receivable from Barrick for reimbursement of costs of approximately $0.2 million related to the Earn-in Agreement (see Note 7).

5.     Inventories, net

Inventories at the Rodeo operation at September 30, 2021 and December 31, 2020 consist of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Doré inventory	$927	$0
In-process inventory	475	0
Material and supplies	$455	$284
	$1,857	$284

Doré and in-process inventories, recorded at book value, include $25,000 of capitalized depreciation and amortization. Doré inventory at September 30, 2021 consists of 1,010 payable ounces of gold and 2,390 payable ounces of silver.

The materials and supplies inventories at September 30, 2021 and December 31, 2020 are primarily related to the Rodeo operation and are reduced by a $0.3 million obsolescence reserve.

6.Value added tax receivable, net

At September 30, 2021, the Company recorded a net value added tax (“VAT”) paid in Mexico of $1.1 million, related to the Velardeña Properties and the Rodeo operation, as a recoverable asset, which appears in “Value added tax receivable, net” on the Condensed Consolidated Balance Sheets.  Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. During the third quarter ended September 30, 2021, the Company recovered approximately $1.5 million of the VAT receivable recorded at June 30, 2021.  The Company expects that the current amounts will be recovered within a one-year period.  At September 30, 2021, the Company recorded approximately $0.4 million of VAT payable as a reduction to the VAT receivable in Mexico.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

8.

7.     Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	September 30,	December 31,
	2021	2020

	(in thousands)
Mineral properties	$9,353	$9,353
Exploration properties	2,418	2,418
Royalty properties	200	200
Buildings	3,807	3,755
Mining equipment and machinery	17,409	16,135
Other furniture and equipment	1,319	890
Construction in progress	—	259
Asset retirement cost	894	948
	35,400	33,958
Less: Accumulated depreciation and amortization	(28,879)	(28,438)
	$6,521	$5,520

El Quevar Earn-In Agreement

On April 9, 2020, the Company and several of its directly and indirectly wholly-owned subsidiaries entered into the Earn-in Agreement with Barrick, pursuant to which Barrick has acquired an option (the “Option”) to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina. Pursuant to the terms of the Earn-in Agreement, in order to earn an undivided 70% interest in the El Quevar project, Barrick must: (A) incur a total of $10 million in work expenditures over a total of eight years ($0.5 million per year in years one and two, $1 million per year in years three, four and five, and $2 million per year in years six, seven and eight); (B) deliver to the Company a National Instrument 43-101 compliant pre-feasibility study pursuant to the parameters set forth in the Earn-in Agreement; and (C) deliver a written notice to exercise the Option to the Company within the term of the Earn-in Agreement. Barrick may withdraw from the Earn-in Agreement at any time after spending a minimum of $1 million in work expenditures and upon providing 30 days’ notice to the Company. The Company will form a new entity (“NewCo”) that will hold the El Quevar properties.  Upon satisfaction of the Earn-in conditions and exercise of the Option, NewCo will be 70% owned by Barrick and 30% owned by the Company. Funding of NewCo will be based on Barrick’s and the Company’s respective ownership and industry standard dilution mechanisms will apply in the case of funding shortfalls by either shareholder.  As of September 30, 2021, Barrick had met the $1 million in work expenditures that would allow them to withdraw from the Earn-in Agreement.

In connection with the Earn-in Agreement, the Company and Barrick also entered into a Subscription Agreement (the “Subscription Agreement”) dated as of April 9, 2020 pursuant to which Barrick purchased 4,719,207 shares of the Company’s common stock at a purchase price of $0.2119 per share in a private placement transaction (see Note 15).

Sale of Santa Maria Property

On July 14, 2020, the Company entered into a binding letter of intent (“Letter of Intent”) with Fabled for a potential transaction pursuant to which Fabled would acquire the Company’s option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (the “Option”). On December 4, 2020, the Company entered into a definitive option agreement (“Option Agreement”) to sell its option to Fabled.  The period to exercise the Option (the “Exercise Period”) expires on December 4, 2022, unless extended by the parties under the terms of the Option Agreement. As consideration for the Option, Fabled (i) paid $500,000 in cash to the Company and issued to the Company 1,000,000 shares of Fabled’s common stock (the “Closing Consideration”); (ii) will pay $1,500,000 in cash to the Company on the one year anniversary date following the closing of the Option Agreement; (iii) will pay $2,000,000 in cash to the Company on the two year anniversary date following the closing of the Option Agreement; and (iv) upon exercise of the Option, will grant the Company a 1% net smelter return royalty on the Maria, Martia III, Maria II Frac. I, Santa Maria and Punto Com concessions (the “Concessions”).  Pursuant to the Option Agreement, during the Exercise Period, Fabled is obligated to pay to each of the owners of the Concessions any remaining required payments due to the owners pursuant to the various underlying option agreements between the owners and the Company, and to make all payments and perform all other requirements needed to maintain the Concessions in good standing.  As of September 30, 2021, there was approximately $0.2 million of concession payments remaining to be paid by Fabled over the next approximately one year.  Should Fabled not complete its obligations described above, the Santa Maria mining claims will revert to the Company and the Company will be entitled to keep any payments made by Fabled under the terms of the Option Agreement.

The Company recorded the $0.5 million received from Fabled upon execution of the agreement to Deferred revenue on the accompanying Condensed Consolidated Balance Sheets and is amortizing the amount to income over a one-year period. At September 30, 2021, there is a remaining unamortized balance of approximately $0.1 million.

8.Other Long-Term Assets

Other long-term assets at September 30, 2021 and December 31, 2020 consist of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Deferred offering costs	$70	$479
Right of use assets	750	993
	$820	$1,472

The deferred offering costs at September 30, 2021 are associated with the ATM Agreement (see Note 15).  The deferred offering costs at December 31, 2020 were associated with the ATM Agreement and the Commitment Purchase Agreement (see Note 15). The Commitment Purchase Agreement expired during June 2021, and as of September 30, 2021 the Company had written off the remaining balance of $353,000 of deferred LPC Program costs to “Interest and Other Expense” on the Condensed Consolidated Statement of Operations.

The right of use assets at September 30, 2021 include approximately $0.4 million related to certain office leases and $0.3 million related to a mining equipment lease at our Rodeo Property.  The right of use assets at December 31, 2020 include approximately $0.5 million related to certain office leases and $0.5 million related to a mining equipment lease at our Rodeo Property.

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

In December 2020, the Company’s wholly-owned subsidiary, Minera de Cordilleras S. de R.L. de C.V., entered into an agreement with Triturados del Guadiana, S.A de C.V. (“Trigusa”), whereby Trigusa will carry out mining activities at the Rodeo Property.  Per the terms of the mining agreement, Trigusa will provide services for the 27-month period beginning in December 2020 and ending March 31, 2023, with the potential for an extension of time upon mutual agreement of both parties. The Company has determined that the mining agreement contains an embedded lease, relating to the mining equipment provided by Trigusa, per the guidance of ASU 2016-02 and Topic 842. The Company did not elect the practical expedient permitting the combination of lease and non-lease components of the mining agreement.  The

Company recorded a right of use asset and a lease liability of approximately $420,000 based on the net present value of the future lease payments discounted at 7.0%, which represents the Company’s incremental borrowing rate.

The lease liabilities noted above have been included in “Other liabilities”, short term and long term (Note 11), in the Company’s Consolidated Balance Sheets at September 30, 2021 and December 31, 2020.

9.     Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Accounts payable and accruals	$1,907	$472
Accrued employee compensation and benefits	1,236	846
Income taxes payable	203	—
	$3,346	$1,318

September 30, 2021

Accounts payable and accruals at September 30, 2021 are primarily related to amounts due to contractors and suppliers, denominated in US dollars, in the amounts of $1.4 million related to the Company’s Velardeña Properties and Rodeo operation and $0.5 million related to exploration and corporate administrative activities.

Accrued employee compensation and benefits at September 30, 2021 consist of $0.4 million of accrued vacation payable and $0.8 million related to withholding taxes and benefits payable. Included in the $1.2 million of accrued employee compensation and benefits is $1.0 million related to activities at the Velardeña Properties and Rodeo operation.

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

10.     Debt – Related Party

On March 30, 2020, in response to potential economic and market uncertainties caused by the COVID-19 pandemic, the Company entered into a Short-Term Loan Agreement (the “Loan Agreement”) with Sentient Global Resources Fund IV , L.P., a Cayman Islands exempted limited partnership (“Sentient”), pursuant to which Sentient granted to the Company an unsecured loan in an amount equal to $1,000,000 (the “Sentient Loan”). Sentient is a private equity fund, and together with certain other Sentient equity funds, Sentient is the Company’s largest stockholder, holding in the aggregate approximately 32% of the Company’s outstanding common stock at the date of the Loan Agreement. The Sentient Loan had an interest rate of 10% per annum and was due in full, together with accrued interest and any other amount outstanding under the Loan Agreement, on December 31, 2020. On August 12, 2020 the Company repaid the Sentient Loan in full in the amount of approximately $1,037,159 (including all accrued interest), with no prepayment penalty, and terminated the Loan Agreement. No amounts were due under this loan at September 30, 2021 and December 31, 2020.

11.     Other Liabilities

Other Current Liabilities

The following table sets forth the Company’s other current liabilities at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020

	(in thousands)
Premium financing	$—	$390
Office lease liability	146	138
Mining equipment lease liability	179	139
	$325	$667

The premium financing at December 31, 2020 consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers insurance of $367,000 and general liability insurance of $23,000. In June 2020, the Company financed $110,000 of its premium for general liability insurance. The premium was payable in twelve equal payments at an interest rate of 5.74% per annum. At December 31, 2020, the remaining balance, plus accrued interest, was approximately $23,000. In December 2020 the Company financed approximately $406,000 of its premium for directors and officers’ insurance. The premium is payable in eight equal payments at an interest rate of 5.74% per annum. At September 30, 2021, the remaining balance for both policies, plus accrued interest, had been paid in full.

The office lease liability is related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina.

The mining equipment lease liability is related to equipment used by the contract miner at our Rodeo property (see Note 8).

Other Long-Term Liabilities

Other long-term liabilities of $0.4 million for the period ended September 30, 2021, consist of approximately $0.1 million related to the mining equipment lease liability at our Rodeo Property and $0.3 million related to lease liabilities for office space at the Company’s principal headquarters in Golden Colorado and in Mexico and Argentina (see Note 8).

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

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first nine months of 2021, the Company recognized approximately $196,000 of accretion expense.

The following table summarizes activity in the Velardeña Properties ARO:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Beginning balance	$3,156	$2,825

Changes in estimates, and other	(86)	82
Accretion expense	196	184
Ending balance	$3,266	$3,091

The change in estimates of the ARO recorded during 2021 and 2020 are primarily the result of changes in assumptions related to inflation factors used in the determination of future cash flows.

The asset retirement obligation and reclamation liability set forth on the accompanying Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 also includes a nominal amount of reclamation liability related to activities at the El Quevar project in Argentina.  Environmental costs at the Rodeo Property will be expensed as incurred.  There were no environmental costs incurred at the Rodeo Property for the nine-month periods ended September 30, 2021 or September 30, 2020.

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at September 30, 2021 and December 31, 2020, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At September 30, 2021
Assets:
Cash and cash equivalents	$8,800	$—	$—	$8,800
Short-term investments	102	—	—	102
	$8,902	$—	$—	$8,902

At December 31, 2020
Assets:
Cash and cash equivalents	$9,704	$—	$—	$9,704
Short-term investments	79	—	—	79
	$9,783	$—	$—	$9,783

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term investments consist of the common stock in Fabled and are classified within Level 1 of the fair value hierarchy (see Note 3).

At September 30, 2021 and December 31, 2020, the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at September 30, 2021 or December 31, 2020.

14.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  In accordance with ASC 740, the interim provision for taxes was calculated by using the estimated annual effective tax rate applied to the year-to-date income or losses on a jurisdictional basis.  Although the Company has generated ordinary losses on a year-to-date basis, the Company has projected taxable income by year end in certain tax jurisdictions, for which an annual effective tax rate has been calculated.  For the nine months ended September 30, 2021, the Company recognized $203,000 of income tax expense, of which $162,000 represented a current tax expense and $41,000 was a deferred tax expense. Of the total amount for the nine months ended September 30, 2020 the Company recognized $18,000 of income tax expense, all of which was a current tax expense.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets. As of September 30, 2021, the Company had no net deferred tax assets or net deferred tax liabilities on the Condensed Consolidated Balance Sheets, and as of December 31, 2020, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had no unrecognized tax benefits at September 30, 2021 or December 31, 2020.

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

During the nine months ended September 30, 2021, the Company did not sell any shares of common stock to LPC under the Commitment Purchase Agreement. In anticipation of the June 2021 expiration of the agreement, the Company wrote off the remaining balance of $353,000 of deferred LPC Program costs to “Interest and Other Expense” on the Condensed Consolidated Statement of Operations during the three-month period ended March 31, 2021.

During the nine months ended September 30, 2020, the Company sold 900,000 shares of common stock to LPC under the Commitment Purchase Agreement at an average sales price per share of approximately $0.27, resulting in net proceeds of approximately $216,000.  In addition, approximately $24,000 of Commitment Purchase Agreement costs were amortized, resulting in a remaining balance of $353,000 of deferred LPC Program costs, recorded in “Other long-term assets” on the Condensed Consolidated Balance Sheets as of September 30, 2020.

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

During the first three months of 2021, the Company sold an aggregate of 1,856,960 shares of common stock under the ATM Program at an average price of $0.97 per share of common stock for net proceeds of approximately $1.8 million. Also, during the first three months of 2021, approximately $57,000 of deferred ATM Program costs were amortized.  The Company has not sold any shares of common stock under the ATM after March 31, 2021.  At September 30, 2021 there was a remaining balance of $71,000 of deferred ATM Program costs, recorded in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheets as of September 30, 2021.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at September 30, 2021 and the changes during the nine months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Restricted Stock Grants	Shares	Share
Outstanding at December 31, 2020	224,002	$0.36
Granted during the period	335,000	0.67
Restrictions lifted during the period	(265,668)	0.47
Forfeited during the period	—	—
Outstanding September 30, 2021	293,334	$0.61

For the nine months ended September 30, 2021, the Company recognized approximately $139,000 of stock compensation expense related to the restricted stock grants. The Company expects to recognize additional stock compensation expense related to these awards of approximately $98,000 over the next 21 months. During the nine months ended September 30, 2021, 335,000 shares were granted to nine employees, with one-third of the grants vesting on the grant date and the remaining shares vesting equally on the first and second anniversaries of the grant date. Also during the period, restrictions were lifted on the normal vesting of 154,002 shares granted to six employees in prior years.

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

The following table summarizes the status of the RSU grants issued to Directors of the Company under the Deferred Compensation Plan at September 30, 2021 and the changes during the nine months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Restricted Stock Units	Shares	Share
Outstanding at December 31, 2020	3,610,038	$0.70
Granted during the period	300,000	0.67
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding September 30, 2021	3,910,038	$0.70

For the nine months ended September 30, 2021, the Company recognized approximately $162,000 of stock compensation expense related to the RSU grants. The Company expects to recognize additional stock compensation expense related to the RSU grants of approximately $127,000 over the next 9 months. During the nine months ended September 30, 2021, 50,000 RSUs were granted to each of the six board members for a total of 300,000 RSUs.

During the nine months ended September 30, 2021, the Company granted a consultant 100,000 RSUs and recognized $67,000 of stock compensation expense. The RSUs vested on the grant date and each vested RSU entitles the consultant to receive one unrestricted share of common stock upon termination of the consulting agreement with the Company.

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

The Company intends to settle all the KELTIP Units in common stock of the Company, an option that the Board of Directors holds in its sole discretion so long as sufficient shares remain available under the Equity Plan.  As a result, all outstanding KELTIP Units are recorded in equity at September 30, 2021 and December 31, 2020.

During the nine-month period ended September 30, 2021, the Company granted 1,605,000 KELTIP Units to two officers of the Company and recognized approximately $1.0 million of stock compensation expense related to the grants.  During the nine-month period ended September 30, 2020, the Company granted 1,400,000 KELTIP Units to two officers of the Company and recognized approximately $0.5 million of stock compensation expense related to the grants. There were 5,330,000 and 3,725,000 KELTIP Units outstanding at September 30, 2021 and December 31, 2020, respectively.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at December 31, 2020 and September 30, 2021, and the changes during the twelve and nine months then ended, respectively:

		Weighted
	Number of	Average Exercise
	Underlying	Price Per
Common Stock Warrants	Shares	Share
Outstanding at December 31, 2019	14,653,846	$0.39
Granted during the period:
April 2020 Series A warrants	7,500,000	0.30
April 2020 Series B warrants	3,750,000	0.30
Exercised during period
April 2020 Series A warrants	(5,000,000)	0.30
April 2020 Series B warrants	(3,500,000)	0.30
Outstanding at December 31, 2020	17,403,846	0.38
Exercised during period
July 2019 Series A warrants	(200,000)	0.35
July 2019 Series B warrants	(1,500,000)	0.35
April 2020 Series A warrants	(1,400,000)	0.30
Outstanding September 30, 2021	14,303,846	$0.39

The warrants relate to prior registered offerings and private placements of the Company’s stock.

As discussed above under “Equity – Offering and private placement”, on April 20, 2020, the Company entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale of 15,000,000 shares of the Company’s common stock and in a concurrent private placement transaction, the issuance of an aggregate of 11,250,000 warrants, ultimately consisting of 7,500,000 series A warrants and 3,750,000 series B warrants.  During the year ended December 31, 2020, and the nine months ended September 30, 2021, 6,400,000 series A warrants and 3,500,000 series B warrants were exercised leaving a balance of 1,100,000 and 250,000 series A and series B warrants outstanding, respectively as of September 30, 2021.

On July 17, 2019, the Company issued 8,653,846 registered shares of common stock in a registered direct offering. In connection with the offering, each investor received an unregistered Series A warrant to purchase a share of common stock for each share of common stock purchased. Each Series A warrant is exercisable six months from the date of issuance and has a term expiring in January 2025.  During the nine months ended September 30, 2021, 200,000 series A warrants were exercised, leaving a balance of 8,453,846 series A warrants outstanding.

In May 2016, the Company issued 8.0 million registered shares of common stock at a purchase price of $0.50 per share in a registered direct offering resulting in gross proceeds of $4.0 million. In connection with the offering, each investor received an unregistered warrant to purchase three-quarters of a share of common stock for each share of common stock purchased. The resulting 6,000,000 warrant shares have an exercise price of $0.75 per share, became exercisable on November 7, 2016 and were exercisable until November 6, 2021, five years from the initial exercise date. In connection with a July 2019 registered direct offering, the Company agreed to exchange, on a one-for-one basis, 4,500,000 of the May 2016 warrants for Series B warrants to purchase 4,500,000 shares of common stock at an exercise price of $0.35 per share. Each Series B warrant is exercisable six months from the date of issuance and has a term expiring in May 2022.  During the nine months ended September 30, 2021, 1,500,000 series B warrants were exercised leaving a balance of 3,000,000 series B warrants and 1,500,000 of the original July 2016 warrants outstanding, respectively.

All outstanding warrants are recorded in equity at September 30, 2021 and December 31, 2020 following the guidance established by ASC Topic 815-40. The Company’s warrants allow for the potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock.  Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these warrants.

16. Sale of Metals and Related Costs

During the nine months ended September 30, 2021, the Company sold gold and silver contained in doré bars related to the Rodeo operation and recorded revenue of approximately $16.1 million and related costs of approximately $9.2 million.  The gold and silver contained in the doré bars were sold to one customer, a metals refinery located in the United States.  Under the terms of the Company’s agreement with its customer, title passes and revenue is recognized by the Company when the contractual performance obligations of the parties are completed, generally at the time a provisional or final payment is made.  A provisional payment for approximately 95% of the contained gold and silver is made generally within 10-12 days after the product is shipped and customary sales documents are completed.  A final payment is made within approximately 30 days following the date of shipment when final assays and refinery charges are agreed upon by the parties.  A price for the gold and silver sold is set, based on current market prices, at the time a provisional or final payment is made.  Refining and transport costs, deducted from the final payments made, are treated as third party agent costs incurred by the Company in performing its obligations under the agreement with its customer after the transfer of control on provisional sales, and are therefore netted against revenue on an accrual basis.

Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.

During the nine months ended September 30, 2020 the Company did not sell any doré products or incur any related costs.

17.      Oxide Plant Lease Revenue and Related Costs

For the nine months ended September 30, 2020, the Company recorded revenue of approximately $4.6 million and related costs of approximately $1.6 million associated with the lease of the Velardeña Properties oxide plant. The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as “Revenue: Oxide plant lease” in the Condensed Consolidated Statements of Operations following the guidance of ASC 842.  ASC 842 supports recording as gross revenue the reimbursement of expenses incurred directly by the Company in performing its obligations under the lease in situations where the entity has control over the specific goods or services transferred to a customer as a principal versus as an agent. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Condensed Consolidated Statements of Operations. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.

On July 7, 2020, the Company received notification from Hecla terminating the Lease Agreement pursuant to the Third Amendment, effective November 30, 2020. Therefore, during the nine months ended September 30, 2021 the Company did not record any income or costs associated with the lease of the oxide plant to Hecla.

18.     Interest and Other Expense, Net

For the nine months ended September 30, 2021, the Company recognized approximately $0.3 million of Interest and Other Expense primarily related to the write off of deferred costs related to the LPC Program (see Note 15).

For the nine months ended September 30, 2020 the Company recognized approximately $0.1 million Interest and Other Expense primarily related to amounts payable to Sentient (see Notes 11) and interest on a refundable deposit to Autlán.

19.     Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Cash flows from operating activities:
Net loss	$(3,577)	$(6,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	466	770
Accretion of asset retirement obligation	196	184
Decrease in derivative at fair value, net	—	3
Gain on trading securities	(24)	—
Write off of deferred financing costs	352	—
Asset write off	—	100
Gain on sale of assets	(17)	(25)
Stock compensation	1,491	771
Changes in operating assets and liabilities from continuing operations:
Increase in lease receivable	—	(54)
Decrease in prepaid expenses and other assets	343	30
(Increase) decrease in inventories	(1,552)	33
Increase in value added tax recoverable, net	(1,058)	—
Decrease in other long-term assets	301	143
Decrease in reclamation liability	(33)	(3)
Increase (decrease) in accounts payable and accrued liabilities	2,029	(823)
Decrease in other current liabilities	(343)	(1,594)
Decrease in deferred revenue	(404)	(372)
Decrease in other long-term liabilities	(263)	(109)
Net cash used in operating activities	$(2,093)	$(7,891)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Supplemental disclosure:
Interest paid	$7	$95
Income taxes paid	$—	$284

Supplemental disclosure of non-cash transactions:
Deferred equity offering costs amortized	$57	$32
Deferred equity offering costs written off	$352	$—

20.     Commitments and Contingencies

During April 2021, the Company became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”).  The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”).  The lawsuit was assigned to the Fifth Specialized Commercial District Court.  Although the Company has knowledge of the existence and content of the lawsuit filed by Unifin, the Court has not officially served Minera William with the complaint as of the date of this report.  Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment.  At the time the documentation was allegedly signed, Minera Williams was a subsidiary of ECU Silver Mining prior to the Company’s acquisition of ECU in September 2011.  As a preemptive measure, Unifin has obtained a preliminary court order freezing

Minera William’s bank accounts in Mexico, which has limited the Company’s and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates.  Notwithstanding this action, the restrictions imposed on Minera Williams’ bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, or continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico.  Unifin is seeking recovery for as much as US$12.5 million.  The Company believes there is no basis for this claim and will defend itself if and when the Company is formally served with notice of the lawsuit.  As such, the Company has not accrued an amount for this matter in its Condensed Consolidated Balance Sheets or Statements of Operations as of September 30, 2021.

On April 23, 2021, a new labor law was made official in Mexico that will impact companies that utilize subcontractor structures, effective beginning August 1, 2021.  The Company utilizes subcontractor structures in Mexico, as is common practice among companies in the mining and other industries in Mexico.  The law will disallow a deduction in computing income taxes for labor outsourcing costs, unless the arrangement falls within certain narrowly defined exceptions.  The new law does provide for annual caps on the amount of employee profit sharing a company would be required to pay, which is designed to even out the profit sharing liability over several years.  As of September 30, 2021, the Company has reorganized the functions performed by its various Mexican subsidiaries to comply with the new law.  The Company estimates its profit sharing liability in Mexico will increase for the full year 2021 as a result of the new law taking effect and the completion of the Company’s reorganization process and has accrued approximately $136,000 for such amount, included in “Accounts payable and other accrued liabilities” in the Company’s Consolidated Balance Sheets at September 30, 2021.

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

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative	Pre-Tax (gain)		Capital
September 30, 2021	Revenue	to Sales	Amortization	Expense	loss	Total Assets	Expenditures
Mexico Operations	$8,479	$4,292	$125	$(596)	$(3,007)		$168
Corporate, Exploration and Other	—	—	18	4,158	2,408		3
	$8,479	$4,292	$143	$3,562	$(599)		$171

Nine Months Ended
September 30, 2021
Mexico Operations	$16,118	$9,156	$343	$753	$(4,199)	$8,727	$1,479
Corporate, Exploration and Other	—	—	123	7,724	7,573	11,335	63
	$16,118	$9,156	$466	$8,477	$3,374	$20,062	$1,542

Three Months Ended
September 30, 2020
Mexico Operations	$2,146	$582	$162	$358	$(959)		$65
Corporate, Exploration and Other	—	—	64	2,056	2,227		35
	$2,146	$582	$226	$2,414	$1,268		$100

Nine Months Ended
September 30, 2020
Mexico Operations	$4,566	$1,566	$562	$1,339	$(820)	$4,912	$66
Corporate, Exploration and Other	—	—	208	6,608	7,747	11,668	35
	$4,566	$1,566	$770	$7,947	$6,927	$16,580	$101

22.     Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services, Lease of Equipment:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient.  At September 30, 2021, Sentient, through the Sentient executive funds, holds approximately 23% of the Company’s 162.5 million shares of issued and outstanding common stock.  The administrative services are provided locally in Mexico by the administrative staff in the Company’s Mexico office. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. The Company also leases, from time to time, certain nonessential mining equipment to Minera Indé. Amounts received under the arrangement reduce costs incurred for exploration.  The Company’s Board of Directors and Audit Committee approved the agreement. For the nine months ended September 30, 2021 and 2020, the Company charged Minera Indé approximately $204,000 for services and the use of equipment, offsetting costs that are recorded in “Exploration expense” in the Condensed Consolidated Statements of Operations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law. During the nine months ended September 30, 2021, our principal source of revenue was from the sale of gold and silver from our Rodeo Property in Durango, Mexico. We incurred net operating losses for the nine months ended September 30, 2021 and 2020.

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

We installed a new regrind mill circuit at the plant specifically designed to process the harder mined material coming from the Rodeo Property, which was completed in April at a total cost of approximately $1.2 million.  The new circuit, which was fully operational at the end of April, allowed us to increase daily throughput of Rodeo material in the oxide plant to at least 500 tonnes per day.  Mill throughput in third quarter 2021 averaged 532 tonnes per day, and at that higher throughput level, the current life of the Rodeo mine is estimated to run through the first quarter of 2023 (approximately 2.25 years from initial mining), unless additional resources are discovered.

Assays from processing at the oxide plant indicate the doré produced to date are comprised of approximately 20 to 25 percent gold and 65 to 75 percent silver and are of a quality that is readily marketable and saleable to refineries located either in Mexico or internationally, consistent with standard commercial terms. We entered into a refining agreement with a third party in February 2021 and have completed 23 shipments of doré as of November 4, 2021.

The table below sets forth the key processing and sales statistics for the Rodeo operation for the three and nine months ended September 30, 2021:

Rodeo Operations Statistics
(in thousands except per unit amounts)

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Total tonnes mined (1)	179,038	515,897
Total tonnes in stockpiles awaiting processing (2)	10,780	10,780
Total tonnes in low grade stockpiles (3)	49,558	49,558
Tonnes processed	48,979	106,584
Average tonnes per day processed	532	390

Gold grade processed (grams per tonne)	4.0	3.7
Silver grade processed (grams per tonne)	9.0	10.3

Plant recovery - gold (%)	76.5	78.4
Plant recovery - silver (%)	84.2	84.5

Payable gold produced in doré (ounces)	4,777	9,618
Payable silver produced in doré (ounces)	12,196	35,808
Payable gold equivalent produced in doré (ounces) (4)	4,942	10,129

Gold sold in doré (ounces)	4,635	8,608
Silver sold in doré (ounces)	12,495	33,418
Gold equivalent sold in doré (ounces) (4)	4,804	9,088

Realized price, before refining and selling costs
Gold (dollar per ounce)	$1,783	$1,797
Silver (dollar per ounce)	$24.15	$25.64

(1) Includes all mined material transported to the plant, stockpiled or designated as waste
(2) Includes mined material stockpiled at the mine or transported to the plant awaiting processing in the plant
(3) Material grading between 2 g/t (current cut off grade) and 1 g/t Au held for possible future processing
(4) Gold equivalents based on realized $ Au and $ Ag price

The following table highlights additional non-GAAP cost and revenue statistics related to the Rodeo operations:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in thousands except per unit amounts)

Total cash operating costs	$4,324	$10,533
Treatment and refining costs	111	220
Silver by-product credits	(302)	(857)
Total cash costs, net of by-product credits	$4,133	$9,896

Total cash cost per unit
Payable gold ounces produced in doré	4,777	9,618
Total cash operating costs	$905	$1,095
Treatment and refining charges	23	23
Silver by-product credits	(63)	(89)
Total cash costs, net of by-product credits, per payable gold ounce (1)	$865	$1,029

Tonnes Processed in plant	48,979	106,584
Total cash operating costs per tonne processed	$88	$99

(1) Cash costs, net of by-product credits, per payable ounce of gold is a non-GAAP financial measure

Total cash operating costs for the nine months ended September 30, 2021, as depicted in the table above, include all production costs during the period, including mining, milling and general and administrative costs related to the initial start-up of operations and associated build-up of mined material stockpiles as well as in-solution inventories at the plant.  Unit costs continued to decrease during the three months ended September 30, 2021 as production continued to ramp up.

We anticipate total tonnes processed for the full year 2021 will be approximately 145,000 to 150,000, which is higher than the previously forecasted range of 135,000 to 140,000.  However, due primarily to lower projected full year 2021 mill recoveries for gold of approximately 80%, as compared to our previous projections based on PEA results of approximately 85%, payable production for the full year 2021 is expected to be at the higher end of our prior guidance of 12,000 to 14,000 ounces of gold and above our prior guidance of 25,000 to 30,000 ounces of silver.   Gold recoveries have been slightly lower year to date as we continue to balance the operating performance of the plant between higher throughput and recovery.  We continue to optimize the mill circuit for increased recovery with a focus on a finer grind and additional aeration in the leach tank train.

Using an assumed gold price of $1,800/oz and an assumed silver price of $25.00/oz (our realized prices for the nine months ended September 30, 2021, as shown above, were $1,797 and $25.64 for gold and silver, respectively), estimated operating margin for the full year 2021 from the Rodeo Property (defined as revenue from the sale of metals less the cost of metals sold) is estimated at approximately $10.0 million to $11.5 million with after-tax net cash flow from Rodeo for the full year, net of capital expenditures and working capital, estimated at approximately $8.0 million to $9.0 million, consistent with prior guidance provided in our Form 10-Q for the quarter ended June 30, 2021.

The estimates detailed above are based primarily on the actual results of operations through September 30, 2021. Actual future results from production at Rodeo may vary significantly based upon, among other things, unanticipated variations in grade, unexpected challenges associated with our proposed mining plan, volatility in commodity prices, variations in expected recoveries, increases in projected operating costs, working capital or capital costs or delays in commencement of or interruptions in production.  See “Risk Factors – Risk Factors related to our Mining and Processing Activities” as described in our Form 10-K for the period ended December 31, 2020.

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

“Cost of metals sold”, reported as a separate line item in our Condensed Consolidated Statements of Operations for the nine-month period ended September 30, 2021, is the most comparable financial measure, calculated in accordance with GAAP, to “Total cash costs, net of by-product credits”. “Cost of metals sold” includes adjustments for changes in inventory and excludes third-party related treatment and refining costs, which are reported as part of revenue in accordance with GAAP.  The following table presents a reconciliation for the nine months ended September 30, 2021 between the non-GAAP measure of “Total cash cost, net of by-product credits” to the most directly comparable GAAP measure, “Cost of metals sold”.

Reconciliation of Cash Costs to Cost of Metals Sold

Reconciliation of Costs of Metals Sold (GAAP) to Total Cash Costs, net of By-product Credits (Non-GAAP)

(in thousands)
Three Months Ended September 30, 2021
Total cash costs, net of by-product credits	$4,324

Reconciliation to GAAP measure:
Treatment and refining costs	$(111)
Silver by-product credits	302
Change in inventory (excluding depreciation, depletion and amortization)	(223)
Cost of metals sold	$4,292

Nine Months Ended September 30, 2021
Total cash costs, net of by-product credits	$10,087

Reconciliation to GAAP measure:
Treatment and refining costs	$(220)
Silver by-product credits	857
Write down of inventories to net realizable value	17
Change in inventory (excluding depreciation, depletion and amortization)	(1,585)
Cost of metals sold	$9,156

Rodeo Exploration

In October 2021, we completed an exploration drilling program at Rodeo aimed at expanding the resource.  The program included about 5,680 meters in 82 shallow holes at selected near-surface targets located immediately adjacent to the current pit. In June, August, and October 2021, we announced the results from the drilling program, which included several potentially resource-grade intercepts on the north, south and west sides of the currently planned open pit.  In July, to accelerate the program, we added a reverse circulation (RC) drill because the progress of core drilling has been slower than expected due to the highly silicified nature of the host rock. The drill program included 47 RC holes totaling 3,187 meters and 35 core holes totaling 2,493 meters.  We believe the program has the potential to modestly extend the life of the Rodeo mine beyond the currently estimated life of around 2.25 years.  Full results will be available in Q4 2021, and any newly added resources will be incorporated into the Company’s production plans.

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

The recent rise in precious metals prices, the advancement of alternative processing technologies in the industry, and the results of our testing activities prompted us to pursue the preparation of an updated preliminary economic assessment (PEA) based partly on projected increased gold recoveries from a proposed bio-oxidation circuit to treat gold-bearing pyrite concentrates. In April 2020, we announced positive results from the updated PEA.

In June we began limited scale mining activities at our Velardeña underground mine to obtain further bulk samples for use in final optimization of the bio-oxidation plant design and for use in additional flotation separation studies that will indicate how we can best separate the gold-bearing minerals into the pyrite-arsenopyrite concentrate that is proposed for processing in the bio-oxidation circuit.  We are also testing mining methods to ensure that we can effectively control mining dilution to obtain the head grades that we expect based on our PEA study.  We expect to have the results of these studies in early 2022.  No development decision has yet been made regarding a potential restart of the Velardeña mines.

Yoquivo

In September 2020, we began a 3,400-meter, 15-hole drill program to test the most promising portions of certain veins in the Yoquivo property in Chihuahua, Mexico. We completed the drill program in December 2020 and identified four separate vein systems in which surface sampling has returned grades up to 4,050 g/t silver and 27.7 g/t gold from surface. Of substantial interest is the discovery of a new vein parallel to and east of the Pertenencia vein. While the other principal veins have been partially mined from surface to the water table (up to 130 meters) in the case of San Francisco and Pertenencia, and over a much less extensive vertical interval in the case of El Dolar and Esperanza, the new vein is unmined from surface. We began a second phase drill program in October 2021, planned to be about 2,500 meters of core drilling.

El Quevar

On April 2020, we entered into the Earn-in Agreement with Barrick, pursuant to which Barrick has acquired an option to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina (the “Option”).  For a description of the Earn-In Agreement, see our Annual Report Form 10-K for the year ended December 31, 2020.  During the earn-in period, in addition to the exploration spending, Barrick will fund the holding costs of the property, which will qualify as work expenditures. Barrick will reimburse us for expenses related to maintaining the exploration camp, which will initially be run by us under a service agreement, and which will also qualify as work expenditures.  Through September 30, 2021, approximately $0.9 million of expenses incurred by us have been or are expected to be reimbursable under the Earn-in Agreement. As of September 30, 2021, Barrick had met the $1 million in work expenditures that would allow them to withdraw from the Earn-in Agreement.

Sarita Este

In December 2019 we paid $150,000 to enter into an option agreement with Cascadero Minerals Corporation (“Cascadero”) to acquire a 51% interest in the gold/copper Sarita Este concession, located in the northwest portion of the Province of Salta, Argentina, located near the Taca Taca project owned by First Quantum Minerals.  The option agreement calls for us to spend at least $0.3 million in exploration expenditures and complete a 2,000-meter drill program by the end of 2021, another $0.5 million by the end of 2022, and another approximately $1.6 million by 2023 for a total $2.5 million.

We are finishing a 2,500-meter core drilling program in 10 drill holes on the Sarita Este property. The last hole is still in progress.  We are targeting a copper porphyry system in the northeast portion of the Sarita Este claim at the Kachi target and a high sulfidation gold-silver system in the southern portion of the concession at the Sico target.  We expect to release data for those holes completed and an update of our plans for continuing exploration at Sarita Este later in the fourth quarter 2021.

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three and nine months ended September 30, 2021, to the results from operations for the three and nine months ended September 30, 2020.

Three Months Ended September 30, 2021

Revenue from the sale of metals.  We recorded $8.5 million in revenue from doré sales for the three months ended September 30, 2021. We did not record any revenue from doré sales for the three months ended September 30, 2020.

Costs of metals sold.  For the three months ended September 30, 2021 we recorded $4.3 million of costs of metals sold.  We did not record any cost of metals sold during the three months ended September 30, 2020.

Revenue from oxide plant lease. We recorded revenue of $2.1 million during three-month period ended September 30, 2020, related to the lease of our Velardeña oxide plant to a third party. The Velardeña oxide plant lease was terminated in November 2020. We did not record any revenue during the three-month period ended September 30, 2021.

Oxide plant lease costs. We recorded $0.6 million of costs related to the oxide plant lease during the three-month period ended September 30, 2020. The costs consist primarily of reimbursable labor and utility costs which for accounting purposes are also included in revenue from the oxide plant lease. The Velardeña oxide plant lease was terminated in November 2020. We did not record any costs related to the oxide plant lease during the three-month period ended September 30, 2021.

Exploration expense. Our exploration expense, including property holding costs and allocated administrative expenses, totaled $2.1 million and $1.2 million for the three months ended September 30, 2021, and September 30, 2020, respectively.  The higher exploration expense for 2021 is primarily related to increased exploration at our Velardeña Properties, Rodeo operation in Mexico and Sarita Este property in Argentina during the period.

Velardeña care and maintenance costs. We recorded $0.4 million and $0.2 million for the three-month periods ended September 30, 2021 and September 30, 2020, respectively, for expenses related to care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.

El Quevar project expense. We incurred $0.1 million and $0.1 million for the three-month periods ended September 30, 2021, and September 30, 2020, respectively, related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. During the three months ended September 30, 2021 and September 30, 2020, approximately $0.2 million and $0.1 million of costs actually incurred were offset by reimbursements from Barrick, respectively as discussed above.

Administrative expense.  Administrative expenses totaled $0.9 million for the three months ended September 30, 2021. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Rodeo Property, Velardeña Properties, El Quevar project and our exploration portfolio. The $0.8 million of administrative expenses we incurred during the three months ended September 30, 2021, is comprised of $0.3 million of employee compensation and directors’ fees, $0.3 million of professional fees and $0.3 million of insurance, rents, travel expenses, utilities and other office costs. Administrative expenses totaled $0.9 million for the three months ended September 30, 2020. The $0.9 million of administrative expenses we incurred during the three months of 2020 is comprised of $0.2 million of employee compensation and directors’ fees, $0.4 million of professional fees and $0.3 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During each of the three-month periods ended September 30, 2021, and September 30, 2020 we incurred approximately $0.1 million of expense related to stock-based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables. Stock based compensation was higher in the 2021 period due primarily to stock awards granted to executives and a consultant.

Reclamation and accretion expense. During each of the three months ended September 30, 2021, and September 30, 2020 we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties and environmental liabilities associated with the Rodeo operation.

Other operating income (expense), net. We recorded $0.1 million of other operating income for the three months ended September 30, 2021, primarily related to the amortization of deferred income related to the option agreement for the sale of the Santa Maria property, as discussed above.  We recorded a nominal amount of other operating expense for the three months ended September 30, 2020, primarily related to the sale of equipment in Argentina.

Depreciation, depletion and amortization. During the three-month periods ended September 30, 2021, and September 30, 2020, we incurred depreciation, depletion and amortization expense of approximately $0.1 million and $0.2 million, respectively.

Interest and other expense, net. We recorded a nominal amount of interest and other expense, net for both the three-month periods ended September 30, 2021 and September 30, 2020.

Gain (Loss) on foreign currency losses. We recorded a foreign currency gain of approximately $0.1 million for the three months ended September 30, 2021. We recorded a nominal foreign currency loss for the three months ended September 30, 2020. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary transactions incurred by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded a $188,000 tax expense for the three months ended September 30, 2021, and $18,000 of tax expense for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021

Revenue from the sale of metals.  We recorded $16.1 million in revenue for the nine months ended September 30, 2021, all from the sale of gold and silver bearing doré from the Rodeo Operation in Mexico. We did not record any revenue from doré sales for the nine months ended September 30, 2020.

Costs of metals sold.  For the nine months ended September 30, 2021, we recorded $9.2 million of costs of metals sold. We did not record any cost of metals sold during the nine months ended September 30, 2020.

Revenue from oxide plant lease. We recorded revenue of $4.6 million during nine-month period ended September 30, 2020, related to the lease of our Velardeña oxide plant to a third party. The Velardeña oxide plant lease was terminated in November 2020. We did not record any costs related to the oxide plant lease during the nine-month period ended September 30, 2021.

Oxide plant lease costs. We recorded $1.6 million of costs related to the oxide plant lease during the nine-month period ended September 30, 2020. The costs consist primarily of reimbursable labor and utility costs which for accounting purposes are also included in revenue from the oxide plant lease. The Velardeña oxide plant lease was terminated in November 2020. We did not record any costs related to the oxide plant lease during the nine-month period ended September 30, 2021.

Exploration expense. Our exploration expense, including work at Rodeo and other properties, property holding costs and allocated administrative expenses, totaled $4.0 million and $3.7 million for the nine months ended September 30, 2021, and September 30, 2020, respectively.  The higher exploration expense for 2021 is primarily related to increased exploration at our Velardeña Properties and Rodeo operation in Mexico and Sarita Este property in Argentina during the period.

El Quevar project expense. For the nine months ended September 30, 2021, and September 30, 2020, we incurred $0.2 million and $0.6 million, respectively related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. During the nine months ended September 30, 2021, and September 30, 2020, approximately $0.5 million and $0.2 million of costs were reimbursed by Barrick, respectively as discussed above.

Velardeña care and maintenance costs. We recorded $0.8 million and $0.9 million for the nine months ended September 30, 2021, and September 30, 2020, respectively, for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015. The reduced costs for 2021 are primarily the result of costs associated with activities at the Velardeña Properties being allocated to the Rodeo operation.

Administrative expense.  Administrative expenses totaled $3.5 million and $2.8 million for the nine months ended September 30, 2021, and September 30, 2020, respectively. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $3.5 million of administrative expenses we incurred during the nine months of 2021 is comprised of $1.6 million of employee compensation and directors’ fees, $1.0 million of professional fees and $0.9 million of insurance, rents, travel expenses, utilities and other office costs. The $2.8 million of administrative expenses we incurred during the nine months of 2020 is comprised of $0.9 million of employee compensation and directors’ fees, $1.0 million of professional fees and $0.9 million of insurance, rents, travel expenses, utilities and other office costs.  Compensation expense was higher in the 2021 period due primarily to cash bonuses paid to executives.

Stock based compensation. During the nine months ended September 30, 2021, we incurred approximately $1.5 million of expense related to stock-based compensation. During the nine months ended September 30, 2020, we incurred approximately $0.8 million of expense related to stock-based compensation.  Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables. Stock based compensation was higher in the 2021 period due primarily to stock awards granted to executives and a consultant.

Reclamation and accretion expense. During each of the nine-month periods ended September 30, 2021, and September 30, 2020, we incurred approximately $0.2 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other operating income (expense), net. We recorded $0.5 million of other operating income for the nine months ended September 30, 2021, primarily related to the amortization of deferred income related to the option agreement for the sale of the Santa Maria property, as discussed above. We recorded $0.1 million of other operating expense for the nine months ended September 30, 2020, related to the write-off of a non-strategic exploration property in Mexico.

Depreciation, depletion and amortization. During the nine-month periods ended September 30, 2021, and September 30, 2020, we incurred depreciation, depletion and amortization expense of approximately $0.5 million and $0.8 million, respectively.

Interest and other expense, net. We recorded approximately $0.3 million of interest and other expense, net for the nine-month period ended September 30, 2021, primarily related to write-off of deferred costs related to the Lincoln Park Capital program. We recorded $0.1 million of interest and other expense, net for the nine months ended September 30, 2020, primarily related to interest accrued during the period on the Sentient loan and Autlán deposit.

Gain (Loss) on foreign currency. We recorded a $0.2 million foreign currency gain and a $0.1 million foreign currency loss for the nine months ended September 30, 2021, and September 30, 2020, respectively. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary transactions incurred by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded a $203,000 tax expense for the nine months ended September 30, 2021 and $18,000 tax expense for the nine months ended September 30, 2020.

Liquidity and Capital Resources

At September 30, 2021, our aggregate cash and cash equivalents totaled $8.8 million, compared to the $9.7 million in similar assets held at December 31, 2020. The September 30, 2021 balance is due in part from the following expenditures and cash inflows for the nine months ended September 30, 2021.  Expenditures totaled $10.6 million from the following:

●	$4.0 million for exploration expenditures at the Rodeo, Yoquivo and other properties;

●	$1.2 million for capital expenditures primarily related to construction of the new regrind mill circuit related to the Rodeo operation;

●	$0.8 million in care and maintenance costs at the Velardeña Properties;

●	$0.2 million in exploration and evaluation activities, care and maintenance and property holding costs at the El Quevar project, net of reimbursements from Barrick;

●	$3.5 million in general and administrative expenses; and

●	$0.9 million related to a net working capital increase due primarily to an increase in inventories and value added tax receivables associated with the Rodeo operation, partially offset by an increase in accounts payable and other accrued liabilities, also related to the Rodeo operation.

The foregoing expenditures were offset by cash inflows of $9.7 million from the following:

●	$6.9 million of net operating margin from the Rodeo operation (defined as revenue from the sale of metals less the cost of metals sold).

●	$1.8 million, net of fees from the ATM Program (as further described above in Note 15); and

●	$1.0 million from the exercise of warrants issued in prior offerings (as further described above in Note 15).

In addition to the $8.8 million cash balance at September 30, 2021, we expect to receive approximately $11.0 million to $12.0 million in net operating margin from the Rodeo Property (defined as revenue from the sale of metals less the cost of metals sold) during the twelve months ending September 30, 2022, assuming an average gold and silver price during that period of $1,800 and $25.00 oz respectively (our realized prices for the nine months ended September 30, 2021, as shown above, were $1,797 and $25.64 for gold and silver, respectively). Our forecasted cash inflows during the twelve months ending September 30, 2022 also now include the anticipated second installment of $1.5 million from the sale of the Santa Maria property to Fabled, scheduled to be paid in December 2021, as discussed above, as the Company believes the likelihood of receiving this installment has increased.

Our forecasted expenditures during the twelve months ending September 30, 2022, apart from Rodeo cost of metals sold, which is already included in our forecast of net operating margin, total approximately $10.0 million as follows:

●	Approximately $4.9 million on exploration activities and property holding costs related to our portfolio of exploration properties located in Mexico, Argentina and Nevada, including project assessment and evaluation costs relating to additional exploration at Rodeo, Yoquivo, and other properties;

●	Approximately $0.8 million at the Velardeña Properties for care and maintenance;

●	Approximately $0.6 million at the El Quevar project to fund care and maintenance and property holding costs, net of reimbursement from Barrick; and

●	Approximately $3.7 million on general and administrative costs.

Our forecasted cash resources of approximately $21.3 to $22.3 million, which include cash on hand at September 30, 2021, the forecasted net operating margin from the Rodeo Property, and the anticipated second installment of $1.5 million from the sale of the Santa Maria property to Fabled, are greater than our forecasted expenditures of approximately $10.0 million.  The actual net operating margin received from the Rodeo Property could be negatively impacted if further interruptions due to COVID-19 occur in Mexico.  The actual amount of cash receipts that we receive during the period from the Rodeo operation may also vary significantly from the amounts specified above due to, among other things: (i) unanticipated variations in grade, (ii) unexpected challenges associated with our proposed mining plan, (iii) decreases in commodity prices below those used in calculating the estimates shown above, (iv) variations in expected recoveries, (v) increases in operating costs above those used in calculating the estimates shown above, or (vi) interruptions in production at Rodeo.  In addition, the actual amount of cash that we receive from the anticipated second installment of $1.5 million from the sale of the Santa Maria property to Fabled is dependent on Fabled’s decision to pay the amount that is due to us under the terms of the Fabled Option Agreement on a timely basis. The actual amount of cash expenditures that we incur during the twelve-month period ending September 30, 2022 may vary significantly from the amounts specified above and will depend on a number of factors, including variations in the anticipated care and maintenance costs at the Velardeña Properties or at El Quevar, and costs for continued exploration, project assessment, and development at our other exploration properties.  Likewise, if cash expenditures are greater than anticipated or if cash receipts are less than anticipated, we may need to take certain actions to maintain sufficient cash balances over the next twelve months, including additional asset dispositions or raising additional equity capital through sales under the ATM Program or otherwise.

The condensed consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, our continuing long-term operations may be dependent upon our ability to continue currently profitable operations and to secure sufficient funding, if needed, to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment in our condensed consolidated financial statements are dependent on our ability to continue to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to additional profitable mining and processing activities or to generate proceeds from the disposition of property, plant and equipment.  There can be no assurance that we will be successful in continuing to generate profitable mining and processing activities or to securing additional funding, if needed, to generate future profitable operations on terms acceptable to us or at all. We believe the cash on hand, anticipated positive net operating margins from the Rodeo operation, the potential use of the ATM Program, and the potential for additional asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our condensed consolidated financial statements for the period ended September 30, 2021.

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

On April 12, 2021, the SEC published a statement relating to accounting and reporting considerations for warrants issued by Special Purpose Acquisition Companies (SPACs). The SEC statement raised accounting and reporting considerations for all reporting entities that restrict the use of the exception noted above under ASC 815-40-25-7 thru 8 that allows for equity treatment, under certain conditions, for warrants that allow cash settlement in certain change of control transactions. The restriction put forth by the SEC would prevent equity treatment in cases where cash is received disproportionately between shareholders and warrant holders in such transactions.  All of the outstanding warrants granted by us are recorded in equity at September 30, 2021 and December 31, 2020 following the guidance established by ASC Topic 815-40.  Our warrants allow for the potential settlement in cash if certain extraordinary events are effected by us, including a 50% or greater change of control in our common stock.  Since those events have been deemed to be within our control, we continue to apply equity treatment for these warrants.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments relating to: (i) the Rodeo project, including the scope, and impact of the exploration drilling program and future mining activities, anticipated capital requirements, production forecasts, the projected future payable from production and the projected future cash flow from production, and the anticipated life of the Rodeo mine; (ii) our plans regarding further advancement of the El Quevar project; (iii) potential future drillings at Yoquivo; (iv) the timeline for receiving results of the Velardeña studies; (v) the anticipated timing for releasing data and plans for exploration at Sarita Este; (vi) our plans to defend ourself against Unifin if served with notice of a lawsuit; (vii) expectations pertaining to the recovery of VAT refunds from the Mexican government; (viii) estimates of additional ARO that we expect to accrue; (ix) the estimated impact of the new 2021 Mexican labor law on our profit sharing liability in Mexico; (x) estimated future stock compensation expenses related to awards under the Equity Plan; and (xi) statements concerning our financial condition, business strategies and business and legal risks.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first nine months of 2021, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

During April 2021, we became aware of a lawsuit in Mexico against one of our Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”).  The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”).  The lawsuit was assigned to the Fifth Specialized Commercial District Court.  Although we have knowledge of the existence and content of the lawsuit filed by Unifin, the Court has not officially served Minera William with the complaint as of the date of this report.  Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment.  At the time the documentation was allegedly signed, Minera Williams was a subsidiary of ECU Silver Mining prior to our acquisition of ECU in September 2011.  As a preemptive measure, Unifin has obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which has limited our and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates.  Notwithstanding this action, the restrictions imposed on Minera Williams’ bank accounts do not impact our ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, or continue with our evaluation plans for a potential Velardeña mine restart or move forward with any of our other exploration programs in Mexico.  Unifin is seeking recovery for as much as US$12.5 million.  We believe there is no basis for this claim and will defend ourselves if and when we are formally served with notice of the lawsuit.  As such, we have not accrued an amount for this matter in our Condensed Consolidated Balance Sheets or Statements of Operations as of September 30, 2021.

Item 1A. Risk Factors

The risk factors for the nine months ended September 30, 2021, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

GOLDEN MINERALS COMPANY

Date:	November 4, 2021	By:	/s/ Warren M. Rehn
Warren M. Rehn
President and Chief Executive Officer

Date:	November 4, 2021	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer