Form 10-K
period 2021-12-31
Golden Minerals Co
filed 2022-03-23
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021 was approximately $75.42 million, based on the closing price of the registrant’s common stock of $0.61 per share on the NYSE American on June 30, 2021. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2021 included all directors and officers and one shareholder that held approximately 23.1% of its outstanding common stock. The number of shares of common stock outstanding on March 22, 2022, was 162,804,612.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

GOLDEN MINERALS COMPANY

FORM 10-K

YEAR ENDED DECEMBER 31, 2021

References to “Golden Minerals, the “Company,” “our,” “we,” or “us” mean Golden Minerals Company, its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires. Many of the terms used in our industry are technical in nature. We have included a glossary of some of these terms below.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this annual report on Form 10-K may contain forward-looking statements and forward-looking information (collectively, “forward-looking statements”) within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward-looking statements. These statements include comments relating to (i) the assumptions and projections contained in the Rodeo Technical Report Summary, including estimated mineral resources; (ii) projections regarding the Rodeo mine for 2022, including production, payable extraction, anticipated grades, estimated unit costs and net operating margin; (iii) the anticipated life of the Rodeo mine; (iv)  the assumptions and projections contained in the Velardeña Technical Report Summary, including estimated mineral resources; (v) the potential restart of mining activities at Velardeña; (vi) future evaluation and drilling plans and exploration activities at our exploration properties, including Yoquivo and Sarita Este; (vii) our financial outlook for 2022, including anticipated expenditures and cash inflows during the year; (viii) our ability to recover VAT receivable in Mexico and the timing of such recovery; and (ix) the potential need for external financing and statements concerning our financial condition, business strategies and business and legal risks. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

●

Timing, duration and overall impact of the COVID-19 pandemic, including potential future suspension of mining activities at the Rodeo Property or processing activities at our Velardeña mill as a result of future orders of the Mexican Federal Government;

●

Deviations from the projected timing and amount of estimated production at Rodeo due to unanticipated variations in grade, unexpected challenges associated with our proposed mining plan, volatility in commodity prices, variations in expected recoveries, increases in projected operating or capital costs or  interruptions in mineral extraction;

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

●	Unfavorable results from exploration at the Yoquivo, Sarita Este, Sand Canyon or other exploration properties and whether we will be able to advance these or other exploration properties;

●

Risks related to the El Quevar project in Argentina, including unfavorable results from our evaluation activities, the feasibility and economic viability and unexpected costs of maintaining the project, and whether we will be able to find a joint venture partner or secure adequate financing to further advance the project;

●

The Rodeo project, including assumptions and projections contained in the Rodeo PEA (including life of mine and mineral extraction expectations), and our plans regarding further advancement of the project;

●

Variations in the nature, quality and quantity of any mineral deposits that are or may be located at the Rodeo and Velardeña properties or our exploration properties, changes in interpretations of geological information, and unfavorable results of metallurgical and other tests;

●	Whether we will be able to continue or begin to mine and sell minerals successfully or profitably at any of our current properties at current or future silver and gold prices and achieve our objective of becoming a mid-tier mining company;

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

“Exploration Stage” means a property that has no mineral reserves disclosed.

“Exploration Target” means a statement or estimate of the exploration potential of a mineral deposit in a defined geological setting where the statement or estimate, quoted as a range of tonnage and a range of grade (or quality), relates to mineralization for which there has been insufficient exploration to estimate a mineral resource.

“Feasibility Study” means a comprehensive technical and economic study of the selected development option for a mineral project, which includes detailed assessments of all applicable modifying factors, as defined by this section, together with any other relevant operational factors, and detailed financial analysis that are necessary to demonstrate, at the time of reporting, that extraction is economically viable. The results of the study may serve as the basis for a final decision by a proponent or financial institution to proceed with, or finance, the development of the project.

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

“Indicated mineral resource” means that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

“Inferred mineral resource” means that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project,and may not be converted to a mineral reserve.

“Laramide Orogeny” means a period of mountain building in western North America, which started in the Late Cretaceous age, 70 to 80 million years ago, and ended 35 to 55 million years ago.

“Measured mineral resource” means that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

“Mineralization” means the concentration of metals within a body of rock.

Mineral reserve” means an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

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

“Probable Mineral Reserves” means the economically mineable part of an indicated and, in some cases, a measured mineral resource.

“Production Stage” means a project that is actively engaged in the process of extraction and beneficiation of mineral reserves or mineral deposits to produce a marketable metal or mineral product.

“Proven Mineral Reserves” means the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

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

“S-K 1300” means subpart 1300 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission, which sets forth the rules and regulations for disclosure by registrants engaged in the mining industry.

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

ITEMS 1 AND 2: BUSINESS AND PROPERTIES

Overview

We are a mining company holding a 100% interest in the Rodeo gold mine (the “Rodeo Property”) in Durango State, Mexico, a 100% interest in the Velardeña and Chicago gold-silver mining properties and associated oxide and sulfide processing plants in the state of Durango, Mexico (the “Velardeña Properties”), a 100% interest in the El Quevar advanced exploration silver property (the “El Quevar Property”) in the province of Salta, Argentina (subject to the terms of the April 9, 2020, earn-in agreement (the “Earn-in Agreement”) pursuant to which Barrick Gold Corporation (“Barrick”) has the option to earn a 70% interest in the El Quevar Property), and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Argentina, Nevada and Mexico. The Rodeo Property, the Velardeña Properties and the El Quevar Property are the only properties that the Company considers material at this time.

We are primarily focused on mining operations at the Rodeo Property (see “Material Mining Properties – Rodeo Property” for additional details) as well as further studies of a restart plan for our Velardeña Properties, including use of bio-oxidation to improve the payable gold recovery as further described below under “Material Mining Properties —Velardeña Properties”. We began mining activities at the Rodeo Property during December 2020 and began processing mined material from Rodeo at the Velardeña plant in January 2021. The employees at the Rodeo and Velardeña Properties, in addition to those who operate the plant that processes the Rodeo mined material, include an operations group, an administrative group and an exploration group to continue to advance our plans in Mexico and to provide oversight for corporate compliance activities as well as maintaining and safeguarding the longer-term value of the Velardeña Properties assets.

We are also focused on advancing our El Quevar exploration property in Argentina through the Earn-in Agreement with Barrick as described below under “Exploration Properties—El Quevar” and continuing to evaluate and search for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our processing plants at the Velardeña Properties. We are also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

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

Corporate Structure

Golden Minerals Company, headquartered in Golden, Colorado, is the operating entity through which we conduct our business. We have a number of wholly-owned subsidiaries organized throughout the world, including in Mexico, South America, the Caribbean and Europe. We generally hold our exploration rights and properties through subsidiaries organized in the countries in which our rights and properties are located.

Summary of Mining Properties

Although we have commenced extraction of minerals at the Rodeo Property, we do not have defined mineral reserves as defined under S-K 1300 and therefore all of our mining properties are considered to be in the exploration stage. We have approximately 12 mining properties, which are listed in the Summary of Principal Mining Properties below. In total, Golden Minerals’ mining properties, including our options, cover about 78,600 hectares. The Rodeo Property, the Velardeña Properties and the El Quevar are the only properties that we consider to be material at this time.

Property locations

Mexico properties

Mexico Properties, Showing States of Chihuahua and Durango, Mexico

Argentina properties

-68°0.000′
-67°30.000′
-67°0.000′
-66°30.000′
-24°0.000′
-24°30.000′
-25°0.000′
Jujuy
Salta
Chile
Argentina
N
S
W
E
El
Quevar
Project
Sarita Este
Desierto
0
25
50 km
EPSG:4326 WGS84

United States property

Sand Canyon
Nevada
National
Sleeper
Twin
Creeks
Midas
Getchell
Pinson
Sandman
Winnemucca
Preble
Hycroft
Rosebud
Adelaide
Lone
Tree
Marigold
Gold Deposits
Sand Canyon Project
20
Miles

Summary of Principal Mining Properties

Property	Mine and mineral types	Ownership, Operator, and Permitting	Facilities and processing plants	Recent Activities
Mexico
Rodeo(1)	Gold and silver Open pit mine(surface)	100% owned or controlled, subject to royalty interest 2 concessions covering 1866 hectares Permitting complete and currently extracting minerals	Fuel storage, maintenance area, portable warehouses, mobile offices Mined material is transported to our Velardeña oxide mill for processing	Began mineral extraction in 2021, with payable extraction of 14,398 oz gold and 50,928 oz silver during the year
Velardeña(2)	Silver and gold with lead and zinc byproducts. Potential underground mines

100% ownership of 29 mineral concessions covering 316 hectares and surface ownership of 144 hectares that contain the oxide plant and tailings area. 31 hectares surface ownership containing the sulfide plant and tailings.35 hectares surface ownership containing mine portal, offices, and maintenance shops.

Permitting complete

			Underground workings related to prior mining (suspended in 2015). 300 tonne per day flotation mill for sulfide material 550 tonne per day cyanide leach mill for oxide material	Oxide mill is used to process material from our Rodeo mine. Currently evaluating mining methods and processing alternatives to enable potential restart of mineral extraction at Velardeña
Santa Maria(3)	Gold and silver Potential underground mine	We hold options to purchase 100% of the 5 concessions that comprise the 101-hectare property with payments now complete	No significant facilities.

In 2020, we entered into an option agreement with Fabled Silver Gold Corp. under which Fabled will have the right to acquire a 100% interest in the property upon final payment of $2.0 million in cash on or before December 2022.

Yoquivo(4)	Gold and silver exploration	We have an option to purchase 6 concessions (1907 hectares)	No significant facilities.	Completed a second phase, 3,949 meter, 21-hole drilling program in 2021 and reported results in the first quarter of 2022
Flechas	Gold and silver exploration	100% ownership of 4 concessions (951 hectares)	No significant facilities	Prior historic production
Miscellaneous	Preliminary mineral exploration	Ownership interest or right to acquire an ownership in seven individual concessions located in Durango, Zacatecas and Chihuahua	No significant facilities	No material exploration work has been conducted to date
Argentina
El Quevar(5)	Silver exploration Potential surface and/or underground development	100% ownership of 31 mining concessions (56,719 hectares) Permitting in place for exploration activities	Camp that accommodates 100 workers	Signed earn-in agreement with Barrick Gold, April 2020. Significant prior drilling
Desierto(6)	Gold and silver exploration	33% ownership and an option to increase to 67% ownership of 2 mining concessions (2505 hectares) Drill permit pending.	No significant facilities.	Pending JV agreement with Cascadero Copper for 51% ownership once option payments are complete

Sarita Este(6)	Gold, silver and copper exploration	Company has option to acquire 51% from Cascadero Minerals Corp. One concession totaling 830 hectares. Drill permit received	No significant facilities.	In January 2022, announced results from initial ~2,500m drill program and plans for trenching and drilling in 2022 field campaign
Carolina and Tocata	Preliminary mineral exploration	Company has ownership interest in 14 concessions in the San Juan and Santa Cruz provinces	No significant facilities	No material exploration work has been conducted to date
Nevada, United States
Sand Canyon (7)	Gold and silver exploration	We have the option to earn a 60% interest from Golden Gryphon Enterprises: US$2.5M over 5 yrs plus $0.14M cash payments (now complete) Contains 586 claims totaling 4838 hectares Drill permit received	No significant facilities.	Announced results from initial drill program completed Q1 2020 Currently evaluating results and considering future activities

(1) See “Material Mining Properties— Rodeo Property” for additional details, including a summary of mineral extraction.

(2) See “Material Mining Properties —Velardeña Properties” for additional details.

(3) See “Exploration Properties —Santa Maria” for additional details.

(4) See “Exploration Properties —Yoquivo” for additional details.

(5) See “Material Mining Properties —El Quevar” for additional details.

(6) See “Exploration Properties —Desierto / Sarita Este” for additional details.

(7) See “Exploration Properties —Sand Canyon” for additional details.

Quality Assurance and Quality Control

Our internal controls relating to Quality Assurance and Quality Control (QA/QC) consist of monitoring the chain of custody of samples and including blanks, duplicates, and reference material standards in each batch of samples for lab analysis, consistent with industry standards.  Additionally, umpire check assays are regularly submitted and analyzed to ensure lab performance, as well as continuous oversight and review by senior staff to ensure all QA/QC procedures and protocols are followed under company standards and guidelines.

QA/QC data is rigorously reviewed and analyzed to ensure its quality for use in exploration and mineral resource and estimation efforts.  All mineral resource and estimation efforts are reviewed internally along with undergoing an external detailed peer review and edit process.  Although there is inherent risk to any mineral resource estimation, we attempt to minimize risk by following strict QA/QC company procedures and protocols as well as continued and rigorous internal and external review.

No Proven or Probable Mineral Reserves/Exploration Stage Company

We are considered an exploration stage company under the SEC criteria because we have not demonstrated the existence of mineral reserves at any of our properties. Under S-K 1300, the SEC defines a “mineral reserve” as “an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project.” To have mineral resources, there must be reasonable prospects for economic extraction. Per the SEC, “probable mineral reserves” are the economically mineable part of an indicated and, in some cases, a measured mineral resource and “proven mineral reserves” can only result from measured mineral resources. Mineral reserves cannot be considered proven or probable unless and until they are supported by a preliminary feasibility study or feasibility study, indicating that the mineral reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable.

Although we are currently extracting minerals from the Rodeo mine, due to the size of the Rodeo deposit and the relatively short anticipated mine life, we did not believe it necessary to incur the expense and delay involved in preparing a preliminary feasibility study or full feasibility study in order to commence extracting minerals at the Rodeo project. We have not completed a preliminary feasibility study or feasibility study with regard to any of our properties to date. We expect to remain an exploration stage company for the foreseeable future. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under S-K 1300, even if we successfully extract material from our properties, as we did in 2021 and expect to do in 2022.

Summary of Mineral Resources as of December 31, 2021

	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources

	Amount tonnes	Grade g/t	Quantity oz	Amount tonnes	Grade g/t	Quantity oz	Amount tonnes	Grade g/t	Quantity oz	Amount tonnes	Grade g/t	Quantity oz
Gold
Mexico
Rodeo mine[1]
High-grade	286,100	3.00	27,600	43,500	3.17	4,400	329,600	3.02	32,000
Low-grade (stockpile)	201,100	1.24	8,000	55,500	1.18	2,100	256,500	1.23	10,100	1,500	1.21	100
Velardeña properties[2]	385,000	5.58	69,000	883,800	4.88	138,500	1,268,800	5.09	207,500	1,709,200	4.80	263,800
Total oz			104,600			145,000			249,600			263,900

Silver
Mexico
Rodeo mine[1]
High-grade	286,100	13.4	123,000	43,500	10.7	14,900	329,600	13.0	138,000
Low-grade (stockpile)	201,100	10.2	65,800	55,500	5.2	9,300	256,500	9.1	75,100	1,500	4.10	200
Velardeña properties[2]	385,000	327	4,050,800	883,800	316	8,980,600	1,268,800	319	13,031,400	1,709,200	362	19,893,600
Total oz			4,239,600			9,004,800			13,244,500			19,893,800

* Rounded to nearest 100, columns might not total due to rounding

1.	based on $1,800 oz/Au and $25 oz/Ag at 1.6 g/t Au cutoff for high-grade, 1.0 g/t Au cutoff for low-grade
2.	based on $1,744 oz/Au and $23.70 oz/Ag, $0.97/lb Pb, $1.15/lb Zn at $175/t NSR cutoff

Description of Material Mining Properties

Rodeo Property

Location, Access and Facilities

The Rodeo project is located 2 km east of the town of Rodeo in Durango State, Mexico, at latitude 25°9'2.7"N, longitude 105°31'4.2"W The city of Torreón is located 189 kilometers by road to the east of the project and the city of Durango is located 157 kilometers by road to the south. The property can be reached via gravel roads from the town of Rodeo. Basic amenities are available in the town of Rodeo. Facilities onsite at the Rodeo project include fuel storage, a maintenance area, portable warehouses, mobile offices and other essential services and support units. No processing facilities are located on site. We have obtained rights to extract water from the Nazas River which is within a few kilometers of the project.  There is a power line that crosses the property and services the nearby villages, however, we rely on generators to provide power for the minimal infrastructure required at the mine site.

Although we do not have defined mineral reserves and pursuant to S-K 1300 the Rodeo project is in the exploration stage, we began mining at the Rodeo project in late December 2020. The Rodeo mine is a surface mine. We process mined material at our Velardeña oxide mill, which is located approximately 115 kilometers via road from the Rodeo project. The plant was initially constructed in 1996 and improved in 2005 and again in 2012.  It is in good working condition and the current book value of the plant is $1.7 million.

We began processing mined material from the Rodeo project in January 2021 and reached a steady state of throughput in April 2021. Pursuant to the mine plan, we truck mined material to the plant using a commercial trucking contractor. Our Velardeña oxide plant is a typical agitated leach plant that is rated to handle up to 550 tonnes per day of throughput. The plant is equipped with a modern doré refinery, and the attached tailings facility recently underwent an expansion which is expected to be sufficient for the tailings from operations at Rodeo. We installed a new regrind mill circuit at the plant specifically designed to process the harder mined material coming from the Rodeo Property, which was completed in April 2021. The new circuit allowed us to increase daily throughput of Rodeo material in the oxide plant to at least 500 tonnes per day. Mill throughput averaged 532 tonnes per day in third quarter 2021 and 466 tonnes per day in fourth quarter 2021. At that higher throughput level, the current life of the Rodeo mine is estimated to run through the second quarter of 2023, unless additional resources are discovered.

Assays from processing at the Velardeña oxide plant indicate the doré bars smelted to date are comprised of approximately 20 to 30 percent gold and 65 to 80 percent silver and are of a quality that is readily marketable and saleable to refineries located either in Mexico or internationally, consistent with standard commercial terms. We entered into a refining agreement with a third party in February 2021 and have completed 37shipments of doré as of March 18, 2022.

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

Title and Ownership Rights

The Rodeo project consists of two mineral concessions totaling approximately 1,866 hectares. The “Rodeo” concession, totaling 521 hectares, is held under a lease agreement dated May 18, 2015 pursuant to which we are required to make advanced royalty payments of $40,000 per year to La Cuesta International, S.A. de C.V., a wholly-owned subsidiary of La Cuesta International Inc (“La Cuesta”). We are required to pay La Cuesta a 2% net smelter return royalty.

After $5 million has been paid to La Cuesta under the royalty agreement, the royalty payment will reduce to a 1% net smelter return. The mineral resources that have been identified to date are located on the Rodeo concession.

The “Rodeo 2” concession, totaling approximately 1,345 hectares, was purchased from Rojo Resources, S.A. de C.V. under a purchase agreement dated July 22, 2015.  Royalty payments of 2% of net smelter returns on material produced from Rodeo 2 are also due to La Cuesta.

We are also required to pay a 0.5% net smelter return royalty to the Mexican federal government from all gold and silver extraction at the Rodeo Property.

The following Rodeo Property mine concessions are identified below by name and file number in the Federal government Public Registry of Mining.

Name of Mine Concession	Concession File Number
Rodeo	30748
Rodeo 2	31305

We are required to pay annual concession holding fees to the Mexican government to maintain our rights to the Rodeo mining concessions. In 2021, we made such payments totaling approximately $33,000 and expect to pay approximately $35,000 in 2022. Similar to our Velardeña Properties, the Rodeo Property is subject to the Mexican ejido system requiring us to contract with the local communities, or ejidos, surrounding the property to access mineral claims needed in connection with our mining and exploration activities. The Rodeo deposit is located on a private ranch and is not a part of the ejido system. We have a surface use agreement with the private ranch owner that allows us to operate on the property and does not expire until March 12, 2030. The surface use agreement requires us to make annual payments of approximately $240,000 to the private ranch owner. We also have an agreement with the local ejidos to allow access to the property that we believe will be sufficient to conduct our proposed mining activities for the life of the mine. The local ejidos do not have a direct interest in the mineral claims and payments under the agreement are expected to be less than $25,000 per year.

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

Mineral Resource Estimate

Mineral resources were calculated by Tetra Tech through the effective date of October 31, 2021 as shown in the Technical Report Summary attached to this annual report on Form 10-K.  After adjusting for mineral extraction at Rodeo for November and December 2021, the estimate of mineral resources at the Rodeo Property at December 31, 2021 is shown below.  Aaron Amoroso, an employee of the Company and “qualified person” pursuant to S-K 1300, prepared the estimate shown below.  The resources are reported at a cutoff of 1 g/t for stockpiling and 1.6 g/t for processing.  Numbers reported as mineral resource are constrained to a mine design of 1 g/t.

Table Error! No text of specified style in document.:  Rodeo Property – Summary of Gold and Silver Mineral Resources at December 31, 2021 Based on $1,800 oz/Au and $25 oz/Ag

Classification	Cutoff Au (g/t)	Tonnes	Au (g/t)	Au (oz)	Ag (g/t)	Ag (oz)
Low-Grade (Stockpile)
Measured	1.0	201,100	1.24	8,000	10.18	65,800
Indicated	1.0	55,500	1.18	2,100	5.21	9,300
Measured + Indicated	1.0	256,500	1.23	10,100	9.11	75,100
Inferred	1.0	1,500	1.21	100	4.10	200
High-Grade
Measured	1.6	286,100	3.00	27,600	13.37	123,000
Indicated	1.6	43,500	3.17	4,400	10.66	14,900
Measured + Indicated	1.6	329,600	3.02	32,000	13.02	137,900

*Columns may not total due to rounding

The resource tabulation shown above is based on our internal price forecasts at that time which were accepted as reasonable by TetraTech.  In preparing the estimate as of December 31, 2021, Mr. Amoroso determined that those price assumptions remained reasonable at the end of the fiscal year. The reported resource for the Rodeo mine as of December 31, 2021 was calculated by adjusting for material mined and processed between November 1st and December 31st.

Production

For a discussion of mineral extraction at Rodeo during 2021 and plans for 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations  – 2021 Highlights – Rodeo Property.”

Certain Laws Affecting Mining in Mexico

Our current and proposed operations at the Rodeo Project are subject to a variety of laws affecting mining operations in Mexico.  For a discussion of these laws, see “Material Mining and Properties – Velardeña Properties - Certain Laws Affecting Mining in Mexico”.

Taxes

For a discussion of the taxes that apply generally to mining projects in Mexico, see “Material Mining Properties – Velardeña Properties – Taxes in Mexico”.

Recent Activities and Operating Plans

For a discussion of recent activities and projected operating parameters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2021 Highlights – Rodeo Property” below.

Velardeña Properties

Location, Access and Facilities

The Velardeña Properties are comprised of two underground mines and two processing plants, which are located within the Velardeña mining district in the municipality of Cuencamé, in the northeast quadrant of the State of Durango, Mexico, approximately 65 kilometers southwest of the city of Torreón, Coahuila and approximately 140 kilometers northeast of the city of Durango, which is the capital of the State of Durango.. The Velardeña property is centered on UTM grid coordinates 2774300 N and 632200 E (WGS 84 datum, zone 13).  This property contains the Santa Juana mine which has been the focus of mining efforts since 1995, as well as the historical Terneras, San Juanes, and San Mateo mines.

The Chicago property is located approximately 2 km south of the Velardeña property and is centered at UTM grid coordinates 2772480 N and 631867 E (WGS 84 datum, zone 13).  This property contains the historical Los Muertos-Chicago mine.

The mines are reached by a seven-kilometer gravel road from the village of Velardeña which is reached by highway from Torreón and Durango. The Velardeña mining district is situated in a temperate hot, semi-arid region.

Although we do not have defined mineral reserves pursuant to S-K 1300 and the Velardeña Properties are in the exploration stage, we have extracted minerals from the Velardeña Properties in the past. Of the two underground mines comprising the Velardeña Properties, the Velardeña mine includes five different major vein systems including the Terneras, Roca Negra, San Mateo, Santa Juana and San Juanes systems. During 2015, we mined from the San Mateo, Terneras and Roca Negra vein systems as well as the Santa Juana vein system to augment grades as mining and processing rates ramped up.

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

We installed a new regrind mill circuit at the Velardeña oxide plant specifically designed to process the harder mined material coming from the Rodeo Property, which was completed in April 2021. The new circuit allowed us to increase daily throughput of Rodeo material in the oxide plant to at least 500 tonnes per day.

The recent rise in precious metals prices, the advancement of alternative processing technologies in the industry, and the results of our testing activities prompted us to pursue the preparation of an updated PEA based partly on projected increased gold recoveries from a proposed bio-oxidation circuit to treat gold-bearing pyrite concentrates. In April 2020, we announced positive results from the updated PEA, which was prepared in accordance with NI 43-101.

In June 2021 we began limited scale mining activities at our Velardeña underground mine to obtain further bulk samples for use in final optimization of the bio-oxidation plant design and for use in additional flotation separation studies that will indicate how we can best separate the gold-bearing minerals into the pyrite-arsenopyrite concentrate that is proposed for processing in the bio-oxidation circuit.

We are also testing mining methods to ensure that we can effectively control mining dilution to obtain the head grades that we expect based on our PEA study. We expect to have the results of these studies in early 2022. We have not yet made a decision regarding a potential restart of the Velardeña mines.

Power for all of the mines and plants is provided through substations connected to the national grid.

Water is provided for all of the mines by wells located in the valley adjacent to the Velardeña Properties.  In Mexico, water concessions are granted by the National Commission of Water (“CNA”). Currently no new water concessions are being granted by the CNA; however, companies can acquire water concessions through purchase or lease from current concession holders. We hold title to three wells located near the sulfide plant and hold certificates of registration to three wells located near the oxide plant. We are licensed to pump water from all six wells up to a permitted amount. We are required to make annual payments to the CNA to maintain our rights to these wells. In 2021 we made such payments totaling approximately $75,000 and expect to pay approximately $84,000 in 2022 We are required to pay a nominal additional fee to the CNA each year if we use too much water from a particular well or alternatively if we do not use a minimum amount of water from a particular well.

The following map shows the location of the Velardeña Properties.

-500,000 mE
0 mE
500,000 mE
1,000,000 mE
1,500,000 mE
3,500,000 mN
3,000,000 mN
2,500,000 mN
2,000,000 mN
N
U.S.A.
MEXICO
BAJA CALIFORNIA
SONORA
BAJA CALIFORNIA SUR
CHIHUAHUA
COAHUILA
SINALOA
DURANGO
Torreon
Velardena Project
Durango
ZACATECAS
NUEVO LEON
TAMAULIPAS
SAN LUIS POTOSI
NAYARIT
AGUASCALIENTES
GUANAJUATO
QUERETARO
HIDALGO
JALISCO
COLIMA
MICHOACAN
EDO. DE MEXICO
Mexico City
TLAXCALA
MORELOS
PUEBLA
VERACRUZ
GUERRERO
OAXACA
TABASCO
CAMPECHE
YUCATAN
QUINTANA ROO
Pacific Ocean
0
250
500
Kilometres
CHIHUAHUA
COAHUILA
DURANGO
Velardena Project
SINALOA
Durango
ZACATECAS
Mazatland
NAYARIT
JALISCO
100 Kilometres
GOLDEN
Golden Minerals
Projection: UTM Zone 13, Northern Hemisphere (WGS 84)
Date: Feb. 2022

Figure 4 . 1
Property Location Map

4

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

Title and Ownership Rights

We hold the concessions comprising the Velardeña Properties through our wholly-owned Mexican subsidiary Minera William S.A. de C.V. At present, a total of 28 mineral concessions comprise the Velardeña Properties. The Velardeña Properties concessions encompass approximately 316 hectares. The mineral concessions vary in size, and the concessions comprising each mineral property are contiguous within each of the Velardeña and Chicago properties. We are required to pay annual concession holding fees to the Mexican government to maintain our rights to the Velardeña mining concessions. In 2020, we made such payments totaling approximately $22,000 and expect to pay approximately $23,000 in 2022. We also own the surface rights to 144 hectares that contains the oxide plant, tailings area and access to the Chicago mine, along with surface lands that may be required for potential plant expansions.

The Velardeña Properties are in part subject to the Mexican ejido system requiring us to contract with the local communities, or ejidos, surrounding our properties to obtain surface access rights needed in connection with our mining and exploration activities. We currently have contracts with two ejidos to secure surface rights for our Velardeña Properties with a total annual cost of approximately $56,000. We have a ten-year contract with the Velardeña ejido, which provides surface rights to certain roads and other infrastructure at the Velardeña Properties through 2021 which is being renewed under mutual agreement, and a 25-year contract with the Vista Hermosa ejido, which provides exploration access and access rights for roads and utilities for our Velardeña Properties until 2038.

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

Chicago Mine

The geologic setting of the Chicago property is very similar to that at the Velardeña mine.  The oldest rocks outcropping at Chicago are folded limestone of the Aurora Formation which were intruded by Tertiary diorite stocks and dikes.  Intrusive rocks occupy the western portion of the property with a northeast orientation.  The limestone-diorite contact exhibits widespread recrystallization and marble formation overprinted by a distinctive green calc-silicate alteration dominated by grossular garnet and lesser wollastonite.

As at Velardeña, a system of post-mineralization faults striking northwest-southeast cuts and locally displaces mineralized structures.  These faults are normally filled with calcite and can have widths up to 10 m near the surface.

In the Chicago mine, rhyolitic volcanic rocks and calcareous conglomerate of the Ahuichila Formation unconformably overlie the mineralized sequence across the eastern half of the area.  Mineralization is similar to that encountered at Santa Juana mine in terms of mineralogy, host rocks, geometry of the structures and vein continuity.

Mineralization at the Chicago Mine is similar to the Velardeña Mine in terms of mineralogy, host rocks, geometry of the structures, and continuity.  The difference between the two is geometric - northwest striking veins dipping to the northeast at Velardeña instead of northeast striking veins dipping to the southeast at Chicago.  The major veins at Chicago are the Chicago vein, the Escondida vein, and the Gambusino vein.

Mineral Resource Estimate

Estimated mineral resources for the Velardeña project are shown in Table 2.  The resource is reported by mineral type and resource class for all veins.  Resources were calculated as diluted to a minimum of 0.7 meters and are reported at a $175 NSR cutoff..

Table 2: Velardeña Project – Summary of Silver and Gold Mineral Resources at December 31, 2021

based on $23.70/troy ounce Ag, $1,744/troy ounce Au, $0.97/lb Pb, and $1.15/lb Zn (1)(2)(3)

Classification	Mineral Type	NSR Cutoff	Tonnes	Grade Ag g/t	Grade Au g/t	Grade Pb%	Grade Zn%	Ag oz	Au oz	Pb lb	Zn lb
Measured	Oxide	175	128,800	268	5.69	1.74	1.53	1,108,000	23,500	4,936,000	4,333,400
Indicated	Oxide	175	280,300	262	5.06	1.73	1.45	2,361,200	45,600	10,681,500	8,936,600
Measured + Indicated	Oxide	175	409,100	264	5.26	1.73	1.47	3,469,200	69,100	15,617,500	13,270,000
Inferred	Oxide	175	351,400	417	4.95	2.55	1.45	4,714,600	56,000	19,729,500	11,248,200

Measured	Sulfide	175	256,200	357	5.52	1.56	1.91	2,942,800	45,500	8,819,300	10,769,700
Indicated	Sulfide	175	603,500	341	4.79	1.46	1.91	6,619,400	92,900	19,475,600	25,408,900
Measured + Indicated	Sulfide	175	859,700	346	5.01	1.49	1.91	9,562,200	138,400	28,294,900	36,178,600
Inferred	Sulfide	175	1,357,700	348	4.76	1.52	1.97	15,179,000	207,800	45,534,200	58,952,900

Measured	All	175	385,000	327	5.58	1.62	1.78	4,050,800	69,000	13,755,300	15,103,100
Indicated	All	175	883,800	316	4.88	1.55	1.76	8,980,600	138,500	30,157,100	34,345,500
Measured + Indicated	All	175	1,268,800	319	5.09	1.57	1.77	13,031,400	207,500	43,912,400	49,448,600
Inferred	All	175	1,709,200	362	4.80	1.73	1.86	19,893,600	263,800	65,263,700	70,201,100

Notes:

(1)	Tetra Tech was the qualified person for the preparation of the mineral resource estimate for the Velardeña Properties.
(2)	Resources are reported as diluted tonnes and grade to 0.7 m fixed width
(3)	Columns may not total due to rounding

Mineral resources have been tabulated using a US$175/t NSR cutoff grade based on the price assumptions shown in Table 3. The resource tabulation is presented based on the long-term average consensus prices from 40 banks as of December 31, 2021. The prices used are US$23.70/troy ounce Ag, US$1,744/troy ounce Au, US$0.97/lb Pb, and US$1.15/lb Zn.

Table 3: Cutoff price assumptions

Assumption	Value
Ag Price $/oz	23.70
Au Price $/oz	1,744
Pb Price $/lb	0.97
Zn Price $/lb	1.15

NSR has been calculated with concentrate characteristics and marketing terms supplied by Golden Minerals. Metal contributions are dependent on the concentrate and mineral type, and the overall recoveries are shown in Table 4.

Table 4: NSR metallurgical recovery assumptions

Metal	Sulfide Metallurgical Recovery %
Au	67
Ag	90
Pb	72
Zn	77

Velardeña Properties Activities

Given the current high precious metals prices, the advancement of alternative processing technologies in the industry, and the results of our testing activities prompted us to pursue the preparation of an updated Preliminary Economic Assessment of our Velardeña project. In April 2020 we announced positive results from the updated PEA. The updated PEA was prepared to incorporate new and updated elements of the project database, mine plan and processing plan, most notably the inclusion of bio-oxidation treatment of gold-bearing pyrite concentrates. In late 2019, we obtained successful results from testing Velardeña gold concentrate material using Finnish firm Outotec’s “BIOX” process, a sustainable technology that was developed to pre-treat refractory ores and concentrates ahead of conventional cyanide leaching. The gold in these types of mineralized materials, such as those found at Velardeña, is encapsulated in pyrite and arsenopyrite which prevents the gold from being successfully cyanide leached. BIOX utilizes bacteria to oxidize these sulfide minerals, thereby exposing the gold for subsequent cyanide leaching and increasing overall gold recoveries. The 2019 BIOX testing of Velardeña material achieved gold recoveries of 92% from the pyrite-arsenopyrite concentrate, compared to sub-30% gold recoveries realized when the Velardeña Properties last operated in 2015. Tests completed in 2021 and 2022 confirm these results. During 2022, we plan to continue to optimize the mine plan and processing details in preparation for future test-mining and processing in advance of establishing a definite schedule for restarting commercial mineral extraction at the Velardeña mines and the installation of the bio-oxidation circuit. No decision has been made regarding a potential restart of the Velardeña mines, however, discussions are in progress regarding the potential to restart mining and flotation processing once the construction of the bio-oxidation facility has been approved.

Infrastructure

N
S
W
E
Velardena Ejido
Santa Juana Mine
Terneras Mine
San Mateo Mine
Mine Offices
Concentrate Warehouse
Sulphide Plant
Mine Lab
Velardeña
Oxide Plant
Chicago Mine
Tailings Pond
Vista Hermosa Ejido
2775000mN
2770000mN
630000mE
SITE:
Velardeña Project, DGO
TITLE:
Surface Infrastructure
SCALE: 1:45,000
DATE: Feb, 2022
DATUM: WGS84_13N
0
1.0km
Legend
Water Well
GMC owned surface lands
Velardena Concessions
Facility
50KV power-line
Vista Hermosa Ejido
Velardena Ejido

The Velardeña and Chicago Mines are fully developed underground with 10,122 meters of drift and ramp development and 2,278 meters of raise development.  Surface installations include maintenance shops, offices, and systems for water, electricity, and compressed air as required for undergound mining.

We own the equipment required for mining.  The key pieces of equipment include scoop-trams, underground trucks and drilling jumbos.  The current equipment fleet is expected to be adequate to achieve the 310 t/d of mill feed for processing and no additional material equipment is expected to be purchased.  We also own the jacklegs required for stoping and underground development (narrow drifts) and ventilation equipment in use underground.

Plant 1 is designed to process sulfide material in a conventional flow sheet of crushing, grinding, and differential flotation to produce three separate concentrates:  lead-silver, zinc, and pyrite.

Figure 1 shows the processing flow sheet for Plant 1

Figure 1: Process plant flow sheet for Plant 1

The sulfide plant was originally constructed in 1966 and has been upgraded and rebuilt several times, most recently in 2014 prior to use in 2015 and in 2017 in preparation for a re-start of the Velardeña and Chicago Mines.  The book value of the plant as of December 31, 2021 is $0.4 million.

The oxide processing plant at Velardeña is a conventional agitated cyanide leach facility and has an operating capacity of up to 550 tpd depending on material hardness and grind size requirements.  It is in excellent working condition and is currently in use processing mineralized material from our Rodeo Mine (see Rodeo Mine above for details of the oxide plant).  In the future, if we re-start mineral extraction at the Velardeña and Chicago Mines and construct the proposed bio-oxidation facility, we plan to process oxidized concentrates and oxidized mineralized material from the Velardeña

Properties at Plant 2.  The plant was initially constructed in 1996 and improved in 2005 and again in 2012 and 2021.  The book value of the plant as of December 31, 2021 is $1.7 million.

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

VAT in Mexico is charged upon alienation of goods, performance of independent services, grant of temporary use or exploitation of goods, or import of goods or services that occur within Mexico’s borders, at a rate of 16%. There is no VAT in the case of export of goods or services or for the sale of gold, jewelry, and gold metalwork with a minimum gold content of 80%, excluding retail sale to the general public. The sale of mining concessions is subject to VAT as concessions are not considered to be land. VAT paid by a business enterprise on its purchases and expenses may usually be credited against its liability for VAT collected from customers on its own sales. This creditable VAT may also be directly refunded, but under new regulations beginning in January 2019, the creditable VAT can no longer offset other Mexican federal taxes. At December 31, 2021, the Company recorded a net VAT receivable in Mexico of $1.3 million, related to the Velardeña Properties and the Rodeo operations. The Company expects that the current amounts will be recovered within a one-year period.

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

El Quevar

Location and Access

Our El Quevar silver exploration project is located at 24° 34’ 55.2” S latitude and 66° 50’ 34.8” W longitude in the San Antonio de los Cobres municipality, Salta Province, in the altiplano region of northwestern Argentina, approximately 300 kilometers by road northwest of the city of Salta, the capital city of the province. The project is also accessible by a 300-kilometer dirt and gravel road from the city of Calama in northern Chile. The small village of Pocitos, located about 20 kilometers to the west of El Quevar, is the nearest settlement. We have established a camp approximately 10 kilometers west of the project to house project workers. A high-tension power line is located approximately 40 kilometers from the site, and a high-pressure gas line devoted to the mining industry and subsidized by the Salta government is located within four kilometers of the El Quevar camp. There is a permitted well for non-potable water on the property with ample volume for exploration purposes and with potential to be increased to accommodate future production needs.

The El Quevar project is located near Nevado Peak with altitudes at the concessions ranging from 3,800 to 6,130 meters above sea level. The climate of the area is high mountain desert, with some precipitation in summer (such as snow) and little snow in winter. The following map shows the location of the El Quevar project.

67°0'0"W
66°0'0"W
24°0'0"S
25°0'0"S
N
OLACAPATO
SAN ANTONIO
DE LOS
COBRES
POCITOS
TOLAR
GRANDE
Salta
EL QUEVAR PROJECT
CLAIM BOUNDARY
SALTA
CAMPO
QUIJANO
Argentina
SALTA
Quevar Claims
Salta Province
Kilometers
0 12.5 25 50
GOLDEN MINERALS COMPANY
EL QUEVAR PROJECT LOCATION MAP
Salta, Argentina
MARCH 2018

Property History

Mining activity in and around the El Quevar project dates back at least 80 years. Between 1930 and 1950, there was lead and silver extraction from small workings in the area, but we have no mining records from that period. The first organized exploration activities on the property occurred during the 1970s, although no data from that period remains. Over the last 30 years, several companies have carried out exploration activity in the area, including BHP Billiton, Industrias Peñoles, Mansfield Minerals and Hochschild Mining Group, consisting primarily of local sampling with some limited drilling programs.

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

The El Quevar project is currently comprised of 31 mining concessions that we hold directly or indirectly through ourwholly-owned subsidiaries. In total, the El Quevar project encompasses approximately 57,000 hectares. The area of most of our exploration activities at El Quevar is within the concessions that are owned by Silex Argentina S.A., our wholly-owned subsidiary.

We are required to pay a 1% net smelter return royalty on the value of all minerals extracted from the El Quevar II concession and a 1% net smelter return royalty on one-half of the minerals extracted from the Castor concession to the third party that owns the royalties on these concessions. We can purchase one half of the royalty for $1 million in the first two years of mining. The Yaxtché deposit is located primarily on the Castor concession. We may also be required to pay a 3% royalty to the Salta Province based on the net smelter value of minerals extracted from any of our concessions less costs of processing. To maintain all of the El Quevar concessions, we paid canon payment fees to the Argentine government of approximately $22,000 and $18,000 in 2020 and 2021, respectively. In 2022 we expect to pay approximately $14,000.

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

Barrick Earn-In Agreement

In April 2020, we entered into the Earn-In Agreement with Barrick, pursuant to which Barrick has acquired an option (the “Option”) to earn a 70% interest in the Company’s El Quevar.  Pursuant to the terms of the Earn-In Agreement, in order to earn an undivided 70% interest in the El Quevar project, Barrick must: (A) incur a total of $10 million in work expenditures over a total of eight years ($0.5 million per year in years one and two, $1.0 million per year in years three, four and five, and $2.0 million per year in years six, seven and eight); (B) deliver to the Company a National Instrument 43-101 compliant pre-feasibility study pursuant to the parameters set forth in the Earn-In Agreement; and (C) deliver a written notice to exercise the Option to us within the term of the Earn-In Agreement. Barrick may withdraw from the Earn-In Agreement at any time after spending a minimum of $1.0 million in work expenditures and upon providing us with 30 days’ notice. As of September 30, 2021, Barrick had met the $1 million in work expenditures that would allow them to withdraw from the Earn-in Agreement.

Upon satisfaction of the earn-in conditions and exercise of the Option, we will form a new entity (“NewCo”) that will hold the El Quevar properties. NewCo will be 70% owned by Barrick and 30% owned by us. Funding of NewCo will be based on Barrick’s and our respective ownership, and industry standard dilution mechanisms will apply in the case of funding shortfalls by either shareholder.

During the earn-in period, originally scheduled from April 9, 2020 to April 9, 2028, in addition to the exploration spending, Barrick will fund the holding costs of the property, which will qualify as work expenditures. Barrick will reimburse us for expenses related to maintaining the exploration camp which will initially be run by us under a service agreement, which will also qualify as work expenditures. Through December 31, 2021, approximately $0.9 million of expenses incurred by us were reimbursed under the Earn-In Agreement.

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

In 2022 we plan to focus our exploration efforts primarily on evaluating and searching for mining opportunities in North America with near term prospects of mining. We are also focused on continuing our exploration efforts on selected properties in our portfolio. During 2022 we expect our expenditures for the exploration program to total approximately $4.1 million, with approximately $0.3 million in property holding costs in Mexico, $0.1 million in holding costs in Nevada and approximately $1.3 million in other administrative and general reconnaissance costs in Mexico, Argentina and the US.

A brief discussion of certain of our exploration properties is below.  We do not believe any of the below are individually material to us at this time.

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

In October 2018 we announced high-grade silver-gold assays from the Yoquivo project. Multiple silver-gold bearing epithermal veins were mapped and sampled, with the two most important veins being the San Francisco and Pertenencia veins. A new vein, the La Nina vein, was discovered in the northwest of the property where it splits off from the main San Francisco vein. Two other veins, the Esperanza and El Dolar veins have been identified and sampled. Based on sampling and mapping we have identified the most attractive targets on the property and have permits in hand to initiate the drill program. In September 2020 we began a 3,400-meter, 15-hole drill program to test the most promising portions of the veins. We completed the drill program in December 2020 and identified four separate vein systems in which surface sampling has returned attractive grades. We announced the drill results in January 2021, which identified four veins with potentially economic gold-silver grades, including a newly discovered vein without previous historic mining within the district scale property holdings. We began a second phase drill program in October 2021. The drill program included 3,949 meters comprised of 21 holes exploring the Pertenencia, Esperanza and Dolar vein systems. We believe the drill program demonstrated the potential for the Pertenencia vein to host significant high-grade mineralization and hit multiple high-grade veins, suggesting there may be additional blind veins to be found on the property.  We recently submitted an application with SEMARNAT for a 50-hole, 10,000 meter drill program, which we plan to commence in 2022 upon receipt of necessary permits.

Sarita Este

In December 2019 we paid $150,000 to enter into an option agreement with Cascadero Minerals Corporation (“Cascadero”) to acquire a 51% interest in the gold/copper Sarita Este concession, located in the northwest portion of the Province of Salta, Argentina, located near the Taca Taca project owned by First Quantum Minerals. The option agreement called for us to spend at least $0.3 million in exploration expenditures and complete a 2,000-meter drill program by the end of 2021, another $0.5 million by the end of 2022, and another approximately $1.6 million by 2023 for a total $2.5 million. We have spent approximately $1.4 million since entering into the agreement in December 2019. In the fourth quarter of 2021 we completed the first drill program ever conducted at Sarita Este, which involved drilling 10 diamond drill holes totaling 2,518 meters to explore untested epithermal gold-silver and copper porphyry targets. In January 2022 we announced assay results from the drill program, which we believe indicate the potential for a significant gold system.  We have submitted new permits for trenching and additional drilling that we plan to complete during a 2022 field campaign.

Santa Maria

On July 14, 2020, we entered into a binding letter of intent with Fabled Silver Gold Corp., formerly known as Fabled Copper Corp. (“Fabled”), for a potential transaction pursuant to which Fabled would acquire our option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (the “Option”). On December 4, 2020, we entered into a definitive option agreement (the “Option Agreement”) to sell our Option to Fabled. The period to exercise the Option (the “Exercise Period”) expires on December 4, 2022, unless extended by the parties under the terms of the Option Agreement. As consideration for the Option, Fabled (i) paid $0.5 million in cash to us and issued to us one million shares of Fabled’s common stock; (ii) paid $1.5 million in cash to the Company on the one year anniversary date following the closing of the Option Agreement; (iii) will pay $2.0 million in cash to the Company on the two year anniversary date following the closing of the Option Agreement; and (iv) upon exercise of the Option, will grant the Company a 1% net smelter return royalty on the Maria, Martia III, Maria II Frac. I, Santa Maria and Punto Com concessions (the “Concessions”). Pursuant to the Option Agreement, during the Exercise Period, Fabled is obligated to pay to each of the owners of the Concessions (the “Owners”) any remaining required payments due to the Owners pursuant to the various underlying option agreements between the Owners and the Company, and to make all payments and perform all other requirements needed to maintain the Concessions in good standing. Fabled has made the remaining payment due on the Marias option, which was the only remaining payment due.  Should Fabled not complete its obligations described herein, the Santa Maria mining claims will revert to us and we will be entitled to keep any payments made by Fabled under the terms of the Option Agreement.

Sand Canyon

During the second quarter 2019 we entered into an earn-in agreement with Golden Gryphon Explorations for the Sand Canyon project located in northwestern Nevada, where surface work has identified a large system of epithermal veins with potential for gold and silver deposits. We hold an option to earn a 60% interest in the Sand Canyon project by spending $2.5 million in exploration expenses over five years, with guaranteed minimum expenditures of $0.5 million in year one. To continue to earn an interest in the project, we must spend at least $0.75 million in each of years two and four and $0.5 million in year five, and drill at least 5,000 feet of core or 10,000 feet of reverse circulation or a combination of the two, by the end of the second year. We paid $25,000 cash and $50,000 in reimbursed exploration expenditures to acquire the option and $35,000 cash in 2020 on the first anniversary of the agreement, and have made payments of a total additional $100,000 ($50,000 in 2021 and $50,000 in 2022).  The drilling commitment was met in 2020.

We completed surface exploration activities on the project in late 2019, including mapping and geochemical sampling to identify drill targets. Based on this work and after securing drill permits, we initiated a drill program in the first quarter 2020. In March 2020 we completed the initial drill program of approximately 1,800 meters in 4 diamond drill holes. The drill holes were placed to target surface geochemical and geophysical anomalies associated with epithermal veining observed in outcrops. Drill holes tested the two principal epithermal vein target areas on the property, the DeLong Canyon target and the Sand Canyon target. The drill hole collared to test the DeLong Canyon target did not encounter any veins or significant anomalous geochemical values. Interpretation shows that a fault offset likely caused the drill hole to miss the vein system as projected from surface. The three drill holes collared to test the veins and anomalies in the Sand Canyon target area all intersected narrow vein and breccia structures with low anomalous values of Ag, As, Sb, and Mo. No potentially economic concentrations of precious metals were encountered in any of the four drill holes. Plans for further testing of the mineralized system are being considered. In the first year of exploration at Sand Canyon and through December 31, 2021, we spent $1.8 million toward the $2.5 million earn-in requirement, fulfilling the first- and second-year minimum expenditures and the minimum drill commitment.

Our Competitive Strengths and Business Strategy

Our business strategy is to establish Golden Minerals as a mid-tier precious metals mining company focused in North America and Argentina. We also review strategic opportunities from time to time.

Rodeo Property. As a result of our decision to commence mining operations at our Rodeo project, we now consider the Rodeo Property to be one of our material properties, along with the Velardeña Properties. We began mining at the Rodeo project in late December 2020 and began processing mined material from the Rodeo project in January 2021. We reached a steady state of throughput in April 2021 and exceeded our extraction guidance for Rodeo in 2021. Although short-lived, the Rodeo project is expected to provide free cash flow through the third quarter of 2023 that will enable us to continue to evaluate a potential restart of mining at the Velardeña Properties as well as to evaluate our other exploration properties.

Velardeña Properties. Due to continuing net operating losses, we suspended mining and sulfide processing activities at the Velardeña Properties during the first half of November 2015. In June 2021 we began limited scale mining activities at our Velardeña underground mine to obtain further bulk samples for use in final optimization of the bio-oxidation plant design and for use in additional flotation separation studies that will indicate how we can best separate the gold-bearing minerals into the pyrite-arsenopyrite concentrate that is proposed for processing in the bio-oxidation circuit. We are also testing mining methods to ensure that we can effectively control mining dilution to obtain the head grades that we expect based on our PEA study. We expect to have the results of these studies in early 2022. No decision has yet been made regarding a potential restart of the Velardeña mines.

Exploration Focus. We are focused on evaluating and searching for mining opportunities in North America with high precious metal grades and low development costs with near term prospects of mining, and particularly properties within reasonable haulage distances of our Velardeña processing plants. We also continue to advance our El Quevar silver project in Salta Province, Argentina through an earn-in agreement with Barrick.  And we are continuing our exploration efforts on selected properties in our portfolio of exploration properties located in Mexico, Nevada and Argentina.

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

Executive Officers of Golden Minerals

Name	Age	Position
Warren M. Rehn	67	President and Chief Executive Officer
Robert P. Vogels	64	Senior Vice President and Chief Financial Officer

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

As previously announced, Mr. Vogels plans to retire in 2022. Ms. Julie Weedman is expected to assume the Senior Vice President and Chief Financial Officer role following Mr. Vogels’ departure. Ms. Weedman currently serves as the Company’s Vice President Finance.  She previously served as Vice President Finance of Aerospace Contacts LLC from March 2020 to January 2022. Ms. Weedman also served as controller for Cupric Canyon Capital LLC from March 2015 until December 2019 and as the corporate controller of Mercator Minerals Ltd. from June 2012 to January 2015. Prior to joining Mercator, Ms. Weedman worked from 2006 to 2012 for Ducommun Corporation, serving in several capacities, including site controller and group controller for its Ducommun Technologies division. Prior to joining Ducommun, Ms. Weedman worked as the site controller for ST Microelectronics in Phoenix. She also spent 10 years at Phelps Dodge Corporation in various financial roles including assistant controller of Chino Mines Co. in Silver City, New Mexico. Ms. Weedman began her career in public accounting with Deloitte & Touche. She holds a B.S. in accountancy from Northern Arizona University.

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

The following table sets forth for the periods indicated on the London Fix high and low silver fixes in U.S. dollars per troy ounce. On March 21, 2021, the closing price of silver was $25.04 per troy ounce.

	Silver
Year	High	Low
2012	$37.23	$26.67
2013	$32.23	$18.61
2014	$22.05	$15.28
2015	$18.23	$13.71
2016	$20.71	$13.58
2017	$18.56	$15.22
2018	$17.52	$14.13
2019	$19.31	$14.38
2020	$28.89	$12.01
2021	$29.59	$21.53
2022*	$26.18	$22.24

*	Through March 21, 2022.

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

The following table sets forth for the periods indicated on the London Fix PM high and low gold fixes in U.S. dollars per troy ounce. On March 21, 2021, the closing price of gold was $1,935 per troy ounce.

	Gold
Year	High	Low
2012	$1,792	$1,540
2013	$1,694	$1,192
2014	$1,385	$1,142
2015	$1,296	$1,049
2016	$1,366	$1,077
2017	$1,346	$1,151
2018	$1,355	$1,178
2019	$1,546	$1,270
2020	$1,672	$1,527
2021	$1,957	$1,685
2022*	$2,039	$1,788

*  Through March 21, 2022.

Employees

We currently have 248 employees, including 9 in the United States, approximately 225 in Mexico, primarily involved with the Rodeo operation, and 14 in Argentina, primarily in connection with the El Quevar project.

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

We have a history of operating losses. Although our Rodeo project generated revenue and free cash flow commencing in 2021, that project is short-lived and is not expected to generate significant cash flow beyond 2023. We are evaluating other potential mining activities, including a potential restart of mineral extraction at the Velardeña Properties. However, we do not currently have any mining activities scheduled to commence after the termination of mining at the Rodeo Property. If we are unable to generate revenue from another mining property, we will be dependent on future external financing to fund our corporate expenses and exploration activities. There is no assurance that such financing will be available on acceptable terms or at all. See “Risk Factors – We may not have access to sufficient future capital.”

Our results of operations, cash flows and the value of our properties are highly dependent on the market prices of gold and silver and certain base metals, and these prices can be volatile.

The profitability of our mining operations and the value of our mining properties are directly related to the market price of gold, silver, and certain base metals. The price of gold and silver may also have a significant influence on the market price of our common stock. The market prices of these metals historically have fluctuated significantly and are affected by numerous factors beyond our control, including (i) global or regional consumption patterns; (ii) supply of and demand for silver and gold on a worldwide basis; (iii) speculative and hedging activities; (iv) expectations for inflation; (v) political and economic conditions; (vi) supply of, and demand for, consumables required for extraction and processing of metals, and (vii) general economic conditions worldwide.

In the event metal prices decline or remain low for prolonged periods of time, we might be unable to develop our exploration properties, which may adversely affect our results of operations, financial performance, and cash flows. An asset impairment charge may result from the occurrence of unexpected adverse events that impact our estimates of expected cash flows generated from our Rodeo mine or the market value of our non-producing properties, including a material diminution in the price of metals.

We may not continue to be profitable.

Profitability at our Rodeo mine is subject to uncertainty. See “Risk Factors – The assumptions behind our estimates of cash flow and profitability at the Rodeo mine are inherently subject to uncertainty.” Unexpected interruptions in our mining business may cause us to incur losses, or the revenue that we generate from extraction may not be sufficient to fund continuing operations including exploration and development costs. Our failure to generate future profits may adversely affect the price of our common stock and stockholders may lose all or part of their investment. Metal prices have a significant impact on our profit margin and there is no assurance that we will be profitable in the future. See “Risk Factors – Our results of operations, cash flows and the value of our properties are highly dependent on the market prices of gold and silver and certain base metals, and these prices can be volatile.”

We may not have access to sufficient future capital.

Although the Rodeo Property is expected to generate revenue and free cash flow through much of 2023, we expect to require additional external financing to fund our continuing business activities. We may be required to expend significant funds to determine if mineral reserves exist at any of our other properties, continue exploration, and if warranted, develop our existing properties and identify and acquire additional properties to diversify our property portfolio.

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

We also may not be able to obtain funding by monetizing additional non-core exploration or other assets at an acceptable price. Although we may be able to access public equity markets, including through issuances under our At the Market Offering Program with H.C. Wainwright & Co. (“ATM Program”), significant equity issuances may be dilutive to our existing stockholders.

We cannot assure you that we will be able to obtain financing to fund our general and administrative costs and other working capital needs to fund our continuing business activities in the future on favorable terms or at all. Failure to obtain financing could result in delay or indefinite postponement of further mining operations or exploration and construction and the possible partial or total loss of our interest in our properties.

Risks Related to our Operations

Increased operating and capital costs could adversely affect our results of operations.

Operating costs at our Rodeo mine are subject to fluctuation due to a number of factors, such as variable ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body, as well as the age and utilization rates for the mining and processing-related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel, concrete and mining and processing related equipment and facilities. Commodity costs are, at times, subject to volatile price movements, including increases that could make mineral extraction less profitable. Further, changes in laws and regulations can affect commodity prices, uses and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs could have a significant effect on our results of operations and operating cash flow.

We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects in challenging jurisdictions and in the sustaining and/or expansion of existing mining and processing operations. Costs associated with capital expenditures may increase in the future as a result of factors beyond our control, such as inflation or due to supply chain constraints or delays. Increased capital expenditures may have an adverse effect on the results of operations and cash flow generated from existing operations, as well as the economic returns anticipated from new projects, or may make the development of future projects uneconomic.

The assumptions behind our estimates of cash flow and profitability at the Rodeo mine are inherently subject to uncertainty.

We have not established mineral reserves as defined under S-K 1300 at the Rodeo mine. As a result, despite the fact that we have undertaken confirmatory drilling to provide additional certainty regarding the Rodeo deposit, there is increased uncertainty and risk that may result in economic or technical failure which may adversely impact our future profitability. In making the decision to commence mining, we made certain assumptions regarding operating and capital costs and project economic returns. These estimates of average cash operating costs are based upon, among other things, (i) anticipated tonnage, grades and metallurgical characteristics of the ore to be mined and processed; (ii) anticipated recovery rates of silver and other metals from the ore; (iii) cash operating costs of comparable facilities and equipment; and (iv) anticipated climatic conditions. Actual cash operating costs, production and economic returns may differ significantly from those anticipated by our studies and estimates.

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

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete.

Competition in the mining industry for desirable properties, investment capital and human capital is intense. Numerous companies headquartered in the United States, Canada, and elsewhere throughout the world compete for properties and human capital on a global basis. We are a small participant in the mining industry due to our limited financial and human capital resources. We presently operate with a limited number of people and we anticipate operating in the same manner going forward. We compete with other companies in our industry to hire qualified employees and consultants when needed to successfully operate the Rodeo mine, the Velardeña processing facility, and to advance our exploration properties. We may be unable to attract the necessary human capital to fully explore, and if warranted, develop our properties and be unable to acquire other desirable properties. We believe that competition for acquiring mineral properties, as well as the competition to attract and retain qualified human capital, will continue to be intense in the future.

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

Conditions of our mining and processing activities are dependent on the availability of sufficient water supplies to support our mining activities.

Water is critical to our business, and the increasing pressure on water resources requires us to consider both current and future conditions in our management approach. Across the globe, water is a shared and regulated resource. Mining operations require significant quantities of water for mining, ore processing and related support facilities. Our properties in Mexico and Argentina are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production and mine development are dependent on our ability to acquire and maintain water rights and claims and to defeat claims adverse to current water uses in legal proceedings. Although we believe that our operations currently have sufficient water rights and claims to cover operating demands, we cannot predict the potential outcome of future legal proceedings relating to water rights, claims and uses. Water shortages may also result from weather or environmental and climate impacts out of our control. Shortages in water supply could result in production and processing interruptions. In addition, the scarcity of water in certain regions could result in increased costs to obtain sufficient quantities of water to conduct our operations. The loss of some or all water rights, in whole or in part, or ongoing shortages of water to which we have rights or significantly higher costs to obtain sufficient quantities of water (or the failure to procure sufficient quantities of water) could result in our inability to maintain mineral extraction at current or expected levels, require us to curtail or shut down mining operations and prevent us from pursuing expansion or any development opportunities. Laws and regulations may be introduced in some jurisdictions in which we operate which could also limit access to sufficient water resources, thus adversely affecting our operations.

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

The nature of mineral exploration, mining, and processing activities involves significant hazards, a high degree of risk, and the possibility of uninsured losses.

Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. While we are not currently conducting mining operations at the Velardeña Properties, we are evaluating a potential restart of mineral extraction. Because the Velardeña mines are underground, potential mining activities, as well as the conduct of our exploration programs that frequently require rehabilitation of and drilling in underground mine workings, are subject to numerous risks and hazards inherent in underground mines. Our operations are, and any future mining operations or construction we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and mining of mineral properties, such as, but not limited to:

●	Fluctuation in production costs that make mining uneconomic;
●	Labor disputes;
●	Unanticipated variations in grade and other geologic problems;
●	Environmental hazards, noxious fumes and gases;
●	Water conditions;
●	Difficult surface or underground conditions;
●	Industrial accidents;
●	Metallurgical and other processing problems;
●	Mechanical and equipment performance problems;
●	Failure of pit walls, dams, declines, drifts and shafts;
●	Unusual or unexpected rock formations;
●	Personal injury, fire, flooding, cave-ins, seismic activity and landslides; and
●	Decrease in the value of mineralized material due to lower gold, silver and metal prices.

These occurrences could result in damage to, or destruction of, mineral properties or processing facilities, equipment, personal injury or death, environmental damage, reduced extraction and processing and delays in mining, asset write-downs, monetary losses and possible legal liability. Although we maintain insurance against risks inherent in the conducting of our business in amounts that we consider reasonable, this insurance contains exclusions and limitations on coverage, and will not cover all potential risks associated with mining and exploration activities, and related liabilities might exceed policy limits. As a result of any or all of the forgoing, we could incur significant liabilities and costs that may exceed the limits of our insurance coverage or that we may elect not to insure against because of premium costs or other reasons, which could adversely affect our results of operations and financial condition. We may also not be insured against all interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our properties. A significant loss could force us to reduce or suspend our operations and development.

Risks related to our Exploration Activities

Our properties are in the exploration stage.

Our exploration properties may not contain mineral reserves.

We have not established that our properties contain any mineral reserve, nor can there be any assurance that we will be able to do so. A mineral reserve is defined by the SEC in Regulation S-K 1300 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of Regulation S-K 1300 is extremely remote; in all probability our mineral properties do not contain any “reserves” and any funds that we spend on exploration could be lost. Even if we do eventually discover mineral reserves on our properties, there can be no assurance that they can be developed into producing mines and we can extract those minerals. Both mineral exploration and development involve a high degree of risk and few mineral properties which are explored are ultimately developed into producing mines.

Our mineral resource estimates are inherently imprecise.

We have released estimates of mineral resources at the Rodeo project and the Velardeña Properties. Mineral resource figures based on estimates made by geologists are inherently imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling that may prove to be unreliable or inaccurate. We cannot assure you that these estimates are accurate, and even if the estimates are accurate, the economic viability of the Velardeña project may not justify exploitation, or in the case of Rodeo mine, the estimates may not accurately reflect the future revenue we receive from mineral extraction.

The exploration of our mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

Mineral exploration is highly speculative in nature and frequently results in no or very little return on amounts invested to evaluate a particular property. Substantial expenditures are required to (i) establish the existence of a potential ore body through drilling and metallurgical and other testing techniques; (ii) determine metal content and metallurgical recovery processes to process metal from the ore; (iii) determine the feasibility of mine development and mineral extraction; and (iv) construct, renovate or expand mining and processing facilities. If we discover a deposit or ore at a property, it usually takes several years from the initial phases of exploration until mineral extraction is possible, if at all. During this time, the economic feasibility of a project may change because of increased costs, lower metal prices or other factors. As a result of these uncertainties, our exploration programs may not result in the identification of proven and probable mineral reserves in sufficient quantities to justify developing a particular property.

We may acquire additional mining properties and our business may be negatively impacted if reserves are not located on acquired properties or if we are unable to successfully execute and/or integrate the acquisitions.

We have in the past, and may in the future, acquire additional mining properties. There can be no assurance that reserves will be identified on any properties that we acquire. We may experience negative reactions from the financial markets if we complete acquisitions of additional properties and reserves are not located on acquired properties. There can be no assurance that we will be able to complete any acquisitions successfully, or that any acquisition will achieve anticipated synergies or other positive results. Any material problems that we encounter in connection with such an acquisition could have a material adverse effect on our business, results of operations and financial position. These factors may adversely affect the trading price of our common stock

We may not mine the Velardeña Properties again.

In mid-November 2015, we shut down the mines and sulfide processing plant at our Velardeña Properties and placed them on care and maintenance. Commencing mining again is subject to numerous risks and uncertainties, including: whether we are able to create a mine plan or gold recovery improvements that can achieve sustainable cash positive results at current and future metals prices; unexpected events, including difficulties in maintaining the properties on a care and maintenance basis, potential sabotage or damage to the assets related to the suspension of mining, and variations in ore grade and relative amounts, grades and metallurgical characteristics of oxide and sulfide ores; whether gold and silver prices will achieve or remain at sufficiently high levels to permit us to achieve sustainable cash positive results; whether actual holding and care and maintenance costs exceed current estimates or whether unanticipated costs arise; whether we are able to retain sufficient numbers of skilled mining and management personnel and otherwise maintain satisfactory relations with the unionized workforce on site; and our ability to obtain additional funding for general and administrative costs and other working capital needs to fund our continuing business activities as currently conducted and possibly for a potential restart of our Velardeña Properties. Based on these risks and uncertainties, there can be no assurance that we will restart mining activities at the Velardeña Properties.

Regulatory Risks

Our operations are subject to ongoing permitting requirements which could result in the delay, suspension or termination of our operations.

Our operations, including our ongoing exploration drilling programs and mining, require ongoing permits from governmental and local authorities. Future mining and current processing at our Rodeo and Velardeña properties and the continued evaluation of the El Quevar project and other exploration activities will require additional permits from various governmental authorities. We may also be required to obtain certain property rights to access or use our properties. Obtaining or renewing licenses and permits, and acquiring property rights, can be complex and time-consuming processes. There can be no assurance that we will be able to acquire all required licenses, permits or property rights on reasonable terms or in a timely manner, or at all, and that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties. If we cannot obtain or maintain the necessary permits or if there is a delay in receiving future permits, our timetable and business plan will be adversely affected and may prevent or make future mining and processing at our Rodeo or Velardeña properties and other continued processing activities economically unfeasible.

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

Most of our properties are subject to extensive environmental laws and regulations which could materially adversely affect our business.

Our exploration, mining, and processing operations are subject to extensive laws and regulations governing land use and the protection of the environment which control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste generation, handling and disposal, the protection of different species of flora and fauna and the preservation of lands. These laws and regulations require us to acquire permits and other authorizations for conducting certain activities. In many countries, there is relatively new comprehensive environmental legislation, and the permitting and the authorization processes may not be established or predictable. We may not be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the cost of our projects and could suspend or delay the commencement of extraction and processing of mineralized material.

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

Environmental legislation in Mexico and in many other countries is evolving in a manner which will likely require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulation in the jurisdictions where our Rodeo and Velardeña properties are located may adversely affect our business, make our business prohibitively expensive, or prohibit it altogether. We cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or regulatory agencies or stricter interpretation of existing laws, may (i) necessitate significant capital outlays, (ii) cause us to delay, terminate or otherwise change our intended activities with respect to one or more projects, or (iii) materially adversely affect our future exploration activities.

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

We are subject to physical risks associated with climate change which could seriously harm our results of operations and increase our costs and expenses. The occurrence of severe adverse weather conditions, including increased temperatures and droughts, fires, longer wet or dry seasons, increased precipitation, floods, hail, snow, or more severe storms, may have a potentially devastating impact on our operations. Adverse weather may result in physical damage to our operations, instability of our infrastructure and equipment, washed-out roads to our projects, and alter the supply of water and electricity to our properties, mining sites, and oxide plant. Increased temperatures may also decrease worker productivity at our projects and raise cooling costs. Should the impacts of climate change be material in nature or occur for lengthy periods of time in the areas in which we operate, our financial condition or results of operations would be adversely affected.

Changes in the quantity of water, whether in excess or deficient amounts, may impact exploration and development activities, mining and processing operations, water storage and treatment facilities, tailings storage facilities, closure and reclamation efforts, and may increase levels of dust in dry conditions and land erosion and slope stability in case of prolonged wet conditions. Increased precipitation, extreme rainfall events or increased snowfall may potentially impact tailings storage facilities through flooding of the water management infrastructure, exceeding surface water runoff network capacity, overtopping the facility, or undermining the slope stability of the structure. Increased amounts of water may also result in extended periods of mine pit flooding, maintenance and storage facilities; or may exceed current water treatment facility capacity to store and treat water physical conditions resulting in an unintended overflow either on or off of the mine site property.

U.S. and international legislative and regulatory action intended to ensure the protection of the environment are constantly changing and evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. Transitioning our business to meet regulatory, societal and investor expectations may cause us to incur lower economic returns than originally estimated for new exploration projects and development plans of existing operations.

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

Most of our mining properties, including our Rodeo and Velardeña properties, are located in Mexico and are subject to various levels of political, economic, legal, social and other risks.

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

Our ability to develop our Mexican properties is subject to the rights of the Ejido (agrarian cooperatives) who use or own the surface for agricultural purposes.

Our ability to mine minerals is subject to maintaining satisfactory arrangements and relationships with the Ejido for access and surface disturbances. Ejidos are groups of local inhabitants who were granted rights to conduct agricultural activities on the property. We must negotiate and maintain a satisfactory arrangement with these residents in order to disturb or discontinue their rights to farm.

In connection with our Velardeña Properties, we have contracts with two ejidos to secure surface rights with a total annual cost of approximately $25,000. The first contract is a ten-year contract with the Velardeña ejido, which provides surface rights to certain roads and other infrastructure at the Velardeña Properties through 2021and is currently being renewed for an additional 10-year period.  The second contract is a 25-year contract with the Vista Hermosa ejido signed in March 2013, which provides exploration access and access rights for roads and utilities for our Velardeña Properties. Similar to our Velardeña Properties, the Rodeo project is subject to the Mexican ejido system. We also have a separate surface rights agreement in place with a local private landowner that allows us to conduct mining operations on the two concessions that make up the Rodeo Property. Our inability to maintain and periodically renew or expand these surface rights on favorable terms or otherwise could have a material adverse effect on our business and financial condition.

Most of our costs are subject to exchange control policies, the effects of inflation, and currency fluctuations between the U.S. dollar and the Mexican peso.

Our revenue and external funding are primarily denominated in U.S. dollars. However, certain mining, processing, maintenance and exploration costs at the Rodeo and Velardeña properties and most of our exploration properties are denominated in Mexican pesos. These costs principally include electricity, labor, water, maintenance, local contractors and fuel. The appreciation of the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact our operating results and cash flows. Conversely, depreciation of the Mexican peso decreases operating costs and capital asset purchases in U.S. dollar terms. When inflation in Mexico increases without a corresponding devaluation of the Mexican peso, our financial position, results of operations and cash flows could be adversely affected. The annual average inflation rate in Mexico was approximately 7.3% in 2021, 3.2% in 2020, and 3.6% in 2019. At the same time, the peso has been subject to fluctuation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso decreased by 2.6% in 2021, decreased by 4.7% in 2020, and increased by 3.6% in 2019. In addition, fluctuations in currency exchange rates may have a significant impact on our financial results. There can be no assurance that the Mexican government will maintain its current policies with regard to the peso or that the peso's value will not fluctuate significantly in the future. We cannot assure you that currency fluctuations, inflation and exchange control policies will not have an adverse impact on our financial condition, results of operations, earnings and cash flows.

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

Risks related to our Common Stock

One of our stockholders owns a significant percentage of our common stock and could block decisions or transactions that could be beneficial to other stockholders.

 One of our stockholders, The Sentient Group, through the Sentient executive funds (“Sentient”), owns approximately 23% of our outstanding common stock. With this level of ownership, Sentient could exert significant control over us, including over the election of directors, changes in the size or the composition of the board of directors, and mergers and other business combinations involving us. Through greater control of the board of directors and increased voting power, including the potential to prevent a quorum at stockholders meetings, Sentient could control certain decisions, including decisions regarding qualification and appointment of officers, operations of the business including acquisition or disposition of our assets or purchases and sales of mining or exploration properties, dividend policy, and access to capital (including borrowing from third-party lenders and the issuance of equity or debt securities). Sentient’s large share ownership will also make it difficult, if not impossible, for us to enter into a change of control transaction that may otherwise be beneficial for our other shareholders.

The existence of a significant number of warrants may have a negative effect on the market price of our common stock.

As of December 31, 2021, we had 10.8 million warrants outstanding with a weighted average exercise price per share of $0.35. The existence of securities available for exercise and resale is referred to as an “overhang,” and, particularly if the warrants are "in the money," the anticipation of potential sales could exert downward pressure on the market price of our common stock.

Failure to meet the maintenance criteria of the NYSE American may result in the delisting of our common stock, which could result in lower trading volumes and liquidity, lower prices of our common shares and make it more difficult for us to raise capital.

Our common stock is currently listed on the NYSE American. In order to maintain that listing, we must meet certain requirements, including g maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer’s common stock sells at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable.

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

If we are unable to remain in compliance with the NYSE American continued listing requirements, our common stock may be suspended from trading on and/or delisted from the NYSE American. Although we have not been notified of any delisting proceedings, there is no assurance that we will not receive such notice in the future or that we will be able to then comply with NYSE American listing standards. If the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations. In particular, if we are delisted from the NYSE American, we will be unable to sell our common stock pursuant to the ATM Program.

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

General Risks

Our operations may be further disrupted, and our financial results may be adversely affected by the novel coronavirus (COVID-19) pandemic.

The novel strain of coronavirus known as COVID-19, which was declared a pandemic by the World Health Organization in March 2020, poses a risk to our business and operations. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend exploration activities and/or development projects which may impact liquidity and financial results. These restrictions have significantly disrupted economic activity in the world, national and local economies and have caused volatility in capital markets. For example, in compliance with a directive of the Mexican Federal Government to suspend all non-essential activities, including mining, in response to the COVID-19 pandemic, we suspended processing activities at the Velardeña Properties in the State of Durango, Mexico, during portions of April and May 2020. If the Mexican Federal Government were to resuspend non-essential activities, including mining, this may significantly lower the revenue we expect to receive from production at our Rodeo Property. The various government restrictions arising due to the virus have curtailed the travel of our executives, which might adversely affect our operations on a long-term basis. The effects of the continued outbreak of COVID-19 and related government responses have caused and could continue to cause disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on us, including reduced demand for our products, impairment of goodwill or long-lived assets and impairment of our ability to develop and construct new mines and operate existing projects and to access funds from financial institutions and capital markets. In particular, these effects could disrupt or delay mining at our operating projects, which in turn could have a material adverse effect on our operations, cash flow and financial condition. Due to circumstances beyond our control, including the availability and distribution of the COVID-19 vaccine, we are unable to determine the long-term impact that the COVID-19 outbreak will have on operations.

To the extent the COVID-19 pandemic adversely affects our business and financial results as discussed above, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our operations, indebtedness and financing. Because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

We may not be able to operate successfully if we are unable to recruit, hire, retain and develop key personnel and a qualified and diverse workforce. In addition, we are dependent upon our employees being able to safely perform their jobs, including the potential for physical injuries or illness.

We depend upon the services of a number of key executives and management personnel. These individuals include our executive officers and other key employees. If any of these individuals were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. We may be unable to hire a suitable replacement on favorable terms should that become necessary.

Our success is also dependent on the contributions of our highly skilled and experienced workforce. Our ability to achieve our operating goals depends upon our ability to recruit, hire, retain and develop qualified and diverse personnel to execute on our strategy. There continues to be competition over highly skilled personnel in our industry. If we lose key personnel or one or more members of our senior management team, and we fail to develop adequate succession plans, or if we fail to hire, retain and develop qualified and diverse employees, our business, financial condition, results of operations and cash flows could be harmed. COVID-19 vaccine mandates and other COVID-19 related laws and policies could make hiring and retaining highly skilled key employees more difficult in the future.

Our business is dependent upon our workforce being able to safely perform their jobs, including the potential for physical injuries or illness. If we experience periods where our employees are unable to perform their jobs for any reason, including as a result of illness (such as COVID-19), our business, financial condition, results of operations and cash flows could be adversely affected. As a result of the COVID-19 pandemic, we have experienced temporary workforce disruptions and periods where we temporarily placed certain sites in care and maintenance. These events, or if similar events occur in the future, could have a material adverse impact on the business in the future.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 3: LEGAL PROCEEDINGS

During April 2021, the Company became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”).  The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”).  The lawsuit was assigned to the Fifth Specialized Commercial District Court.  Although the Company has knowledge of the existence and content of the lawsuit filed by Unifin, the Court has not officially served Minera William with the complaint as of the date of this report.  Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment.  At the time the documentation was allegedly signed, Minera Williams was a subsidiary of ECU Silver Mining prior to the Company’s acquisition of ECU in September 2011.  As a preemptive measure, Unifin has obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which has limited the Company’s and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates.  Notwithstanding this action, the restrictions imposed on Minera Williams’ bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, or continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico.  Unifin is seeking recovery for as much as US$12.5 million.  The Company believes there is no basis for this claim and will defend itself if and when the Company is formally served with notice of the lawsuit.  As such, the Company has not accrued an amount for this matter in its Condensed Consolidated Balance Sheets or Statements of Operations as of December 31, 2021.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NYSE American under the symbol “AUMN” on March 19, 2010. Our common stock is also listed on the Toronto Stock Exchange, also referred to as the “TSX”, and trades under the symbol “AUMN”.

As of March 21, 2022, we had 156 record holders of our common stock of record based upon the stockholders list provided by our transfer agent, Computershare Trust Company, N.A.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to fund the growth of our business.

ITEM 6: RESERVED

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

Our Company

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009 and are the successor to Apex Silver Mines Limited for purposes of reporting under the Exchange Act. During the year ended December 31, 2021, our principal source of revenue was from the sale of gold and silver from our Rodeo Property in Durango, Mexico. We incurred net operating losses for the years ended December 31, 2021, and 2020.

We remain focused on mining operations at the Rodeo Property as well as the completion of further studies of a restart plan for Velardeña including the use of bio-oxidation to improve the payable gold recovery.  We also continue to evaluate and search for mining opportunities in North America (including Mexico) with near-term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties. We are also focused on advancing our El Quevar exploration property in Argentina through the Earn-In Agreement with Barrick and on advancing selected properties in our portfolio of exploration properties, located in Mexico, Nevada and Argentina. We are reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

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

We installed a new regrind mill circuit at the plant specifically designed to process the harder mined material coming from the Rodeo Property, which was completed in April at a total cost of approximately $1.2 million.  The new circuit, which was fully operational at the end of April, allowed us to increase daily throughput of Rodeo material in the oxide plant to at least 500 tonnes per day.  Mill throughput averaged 532 tonnes per day in third quarter 2021 and 468 tonnes per day in fourth quarter 2021.  At approximately 500 tonnes per day, the current life of the Rodeo mine is estimated to run into the third quarter of 2023, based on our current estimate of remaining mineral resources.

Assays from processing at the oxide plant indicate the doré extracted to date are generally comprised of approximately 20 to 30 percent gold and 65 to 80 percent silver and are of a quality that is readily marketable and saleable to refineries located either in the U.S., Mexico or internationally, consistent with standard commercial terms.  We entered into a refining agreement with a third party located in the U.S. in February 2021 and have completed 37 shipments of doré as of March 9, 2022.

The table below sets forth the key processing and sales statistics for the Rodeo operation for the year ended December 31, 2021.  Payable gold and silver produced in doré include final settlement adjustments for all doré produced through December 31, 2021:

Rodeo Operations Statistics
(in thousands except per unit amounts)

Year Ended
December 31, 2021
Tonnes mined (1)	661,102
Tonnes in stockpiles awaiting processing (2)	14,068
Tonnes in low grade stockpiles (3)	69,567
Tonnes processed	149,411
Average tonnes per day processed	409

Average gold grade processed (grams per tonne)	4.1
Average silver grade processed (grams per tonne)	12.2

Plant recovery - gold (%)	74.9
Plant recovery - silver (%)	89.9

Payable gold produced in doré (ounces)	14,398
Payable silver produced in doré (ounces)	50,928
Payable gold equivalent produced in doré (ounces) (4)	15,104

Gold sold in doré (ounces)	13,772
Silver sold in doré (ounces)	48,970
Gold equivalent sold in doré (ounces) (4)	14,454

Average realized price, before refining and selling costs
Gold (dollar per ounce)	$1,793
Silver (dollar per ounce)	$24.83

(1) Includes all mined material transported to the plant, stockpiled or designated as waste
(2) Includes mined material stockpiled at the mine or transported to the plant awaiting processing in the plant
(3) Material grading between 2 g/t (current cutoff grade) and 1 g/t Au held for possible future processing
(4) Gold equivalents based on realized $ Au and $ Ag price

The following table highlights additional non-GAAP cost and revenue statistics related to the Rodeo operations:

Year Ended December 31, 2021
(in thousands except per unit amounts)

Total cash operating costs	$14,390
Treatment and refining costs	324
Silver by-product credits	(1,216)
Total cash costs, net of by-product credits	$13,498

Total cash cost per unit
Payable gold ounces produced in doré	14,398
Total cash operating costs	$999
Treatment and refining charges	23
Silver by-product credits	(84)
Total cash costs, net of by-product credits, per payable gold ounce (1)	$937

Tonnes Processed in plant	149,411
Total cash operating costs per tonne processed	$96

(1) Cash costs, net of by-product credits, per payable ounce of gold is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.

Tonnes processed in the oxide plant for the full year 2021 were approximately 149,000, with grades for gold and silver averaging 4.2 and 12.1 grams per tonne, respectively, which is above the remaining life of mine average resource grades of approximately 2.9 and 11.7 grams per tonne for gold and silver, respectively, as depicted in the 2022 PEA.  Payable extraction for the full year was approximately 14,400 ounces of gold and 59,900 ounces of silver, which exceeded initial guidance for the full year 2021 of 12,000 to 14,000 ounces of gold and 25,000 to 30,000 ounces of silver.  Plant recovery for gold was approximately 74.9% for the full year 2021, as compared to projections based on 2022 PEA results of approximately 80%.  Gold recoveries were lower than the PEA for the full year 2021 as we continued to balance the operating performance of the plant between higher throughput and recovery.  We continue to optimize the mill circuit for increased recovery with a focus on a finer grind and additional aeration in the leach tank train.

Cash costs, net of silver by-product credits, were approximately $937 per payable gold ounce for the full year 2021.  Our average realized prices for 2021 were $1,793 and $24.83 for gold and silver, respectively.  Net operating margin for the full year 2021 from the Rodeo Property (defined as revenue from the sale of metals less the cost of metals sold) was approximately $12.3 million.

For the full year 2022, we are estimating that we will process 175,000 to 185,000 tonnes in the oxide plant, or approximately 500 tonnes per day, with payable extraction for 2022 of approximately 12,000 to 14,000 ounces of gold and 42,000 to 47,000 ounces of silver. Grades for 2022 are estimated to be approximately 2.9 grams per tonne for gold and 9.4 grams per tonne for silver, lower than grades achieved in 2021, but as anticipated in the PEA mine plan for 2022.  Mill recoveries are expected to continue during 2022 near current rates of approximately 80 percent for both gold and silver. Higher expected total throughput in the oxide plant for the year 2022, as compared to 2021, will help offset the lower gold grades anticipated for 2022 resulting in similar payable gold extraction in 2022 as compared to 2021, but unit costs will be higher in 2022 as a result of higher plant throughput. Cash costs per payable gold ounce, net of silver by-product credits are expected to be approximately $1,100 to $1,200 for the full year 2022.  Using an assumed gold price of $1,800/oz and an assumed silver price of $25.00/oz, net operating margin for the full year 2022 from the Rodeo Property (defined as revenue from the sale of metals less the cost of metals sold) is estimated at approximately $7.0 million to $9.0 million.

The estimates detailed above for 2022 were derived using the actual results of operations achieved during 2021 and a projection of the mine plan, grades, plant throughput, and recoveries for 2022. Actual future results from mining at Rodeo may vary significantly based upon, among other things, unanticipated variations in grade, unexpected challenges associated with our proposed mining plan, volatility in commodity prices, variations in expected recoveries, increases in projected operating costs, working capital or capital costs or interruptions in mining.  See “Risk Factors – Risk Factors related to our Mining and Processing Activities”.

Non-GAAP Financial Measures

Throughout this report, we have provided information prepared or calculated according to U.S. GAAP and have referenced some non-GAAP performance measures which we believe will assist with understanding the performance of our business. Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles. These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with GAAP. These non-GAAP measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP.

“Total cash costs, net of by-product credits, per payable gold ounce,” includes all direct and indirect operating cash costs associated with the physical activities that would generate doré products for sale to customers, including mining to gain access to mineral resources, mining of mineral resources and waste, milling, third-party related treatment, refining and transportation costs, on-site administrative costs and royalties. Total cash costs do not include depreciation, depletion, amortization, exploration expenditures, reclamation and remediation costs, sustaining capital, financing costs, income taxes, or corporate general and administrative costs not directly or indirectly related to the Rodeo project. By-product credits include revenues from silver contained in the products sold to customers during the period. “Total cash costs, net of by-product credits”, are divided by the number of payable gold ounces produced by the plant for the period to arrive at “Total cash costs, net of by-product credits, per payable gold ounce.”

“Cost of metals sold”, reported as a separate line item in our Condensed Consolidated Statements of Operations for the year ended December 31, 2021, is the most comparable financial measure, calculated in accordance with GAAP, to “Total cash costs, net of by-product credits”.  “Cost of metals sold” includes adjustments for changes in inventory and excludes third-party related treatment and refining costs, which are reported as part of revenue in accordance with GAAP.   The following table presents a reconciliation for the year ended December 31, 2021 between the non-GAAP measure of “Total cash cost, net of by-product credits” to the most directly comparable GAAP measure, “Cost of metals sold”.

Reconciliation of Costs of Metals Sold (GAAP) to Total Cash Costs, net of By-product Credits (Non-GAAP)
Year Ended December 31, 2021
Total cash costs, net of by-product credits	$13,498

Reconciliation to GAAP measure:
Treatment and refining costs	$(324)
Silver by-product credits	1,216
Write down of inventories to net realizable value	17
Change in inventory (excluding depreciation, depletion and amortization)	(1,096)
Cost of metals sold	$13,311

Rodeo Exploration

In October 2021, we completed an exploration drilling program at Rodeo aimed at expanding the resource.  The program included about 5,648 meters in 82 shallow holes at selected near-surface targets located immediately adjacent to the current pit. In November 2021, we announced the final assay results from the drilling program, which included potentially resource-grade intercepts on the north, south and west sides of the currently planned open pit. The drill program included 47 reverse circulation (RC) holes totaling 3,187 meters and 35 core holes totaling 2,461 meters.  The drill program has modestly extended the life of mine plan for Rodeo through the third quarter of 2023 based on processing material at a cut-off grade of 1.6 g/t Au.  In January 2022 we began a small additional RC drill program (approximately 2,500 m) to finish delineating the mineralized area on the south side of the current pit.

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

The recent rise in precious metals prices, the advancement of alternative processing technologies in the industry, and the results of our testing activities prompted us to pursue the preparation of an updated NI 43-101 preliminary economic assessment (PEA) based partly on projected increased gold recoveries from a proposed bio-oxidation circuit to treat gold-bearing pyrite concentrates. In April 2020, we announced positive results from the updated PEA.

In June 2021 we began limited scale mining activities at our Velardeña underground mine to obtain further bulk samples for use in final optimization of the bio-oxidation plant design and for use in additional flotation separation studies that will indicate how we can best separate the gold-bearing minerals into the pyrite-arsenopyrite concentrate that is proposed for processing in the bio-oxidation circuit.  We are also testing mining methods to ensure that we can effectively control mining dilution to obtain the head grades that we expect based on our PEA study.  We expect to have the results of these studies in early 2022.

Yoquivo

In September 2020, we began a 3,400-meter, 15-hole drill program to test the most promising portions of certain veins in the Yoquivo property in Chihuahua, Mexico. We completed the drill program in December 2020 and identified four separate vein systems in which surface sampling has returned grades up to 4,050 g/t silver and 27.7 g/t gold from surface. Of substantial interest was the discovery of a new vein parallel to and east of the Pertenencia vein. While the other principal veins have been partially mined from surface to the water table (up to 130 meters) in the case of San Francisco and Pertenencia, and over a much less extensive vertical interval in the case of El Dolar and Esperanza, the new vein is unmined from surface. We began a second phase drill program in October 2021.  The drill program included 3,949 meters comprised of 21 holes exploring the Pertenencia, Esperanza and Dolar vein systems.  In January 2022 we announced assay results from the first five holes of the 21-hole, second phase drill program. The drill program demonstrated the potential for the Pertenencia vein to host significant high-grade mineralization and hit multiple high-grade veins, suggesting there may be additional blind veins to be found on the property.  We recently submitted an application with SEMARNAT for a 50-hole, 10,000 meter drill program, which we plan to commence in 2022 upon receipt of necessary permits.

.

El Quevar

In April 2020, we entered into the Earn-in Agreement with Barrick, pursuant to which Barrick has acquired an option to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina (the “Option”).  For a description of the Earn-In Agreement, see “Our Material Mining Properties – El Quevar” in our Annual Report Form 10-K for the year ended December 31, 2021.  During the earn-in period, in addition to the exploration spending, Barrick will fund the holding costs of the property, which will qualify as work expenditures. Barrick will reimburse us for expenses related to maintaining the exploration camp, which will initially be run by us under a service agreement, and which will also qualify as work expenditures.  Through December 31, 2021, approximately $0.9 million of expenses incurred by us have been or are expected to be reimbursable under the Earn-in Agreement. As of December 31, 2021, Barrick had met the minimum $1 million in work expenditures required by the Earn-in Agreement.

Sarita Este / Desierto

In December 2019 we paid $150,000 to enter into an option agreement with Cascadero Minerals Corporation (“Cascadero”) to acquire a 51% interest in the gold/copper Sarita Este concession, located in the northwest portion of the Province of Salta, Argentina, located near the Taca Taca project owned by First Quantum Minerals.  The option agreement called for us to spend at least $0.3 million in exploration expenditures and complete a 2,000-meter drill program by the end of 2021, another $0.5 million by the end of 2022, and another approximately $1.6 million by 2023 for a total $2.5 million. We have spent approximately $1.4 million since entering into the agreement in December 2019.

In the fourth quarter of 2021 we completed the first drill program ever conducted at Sarita Este, which involved drilling 10 diamond drill holes totaling 2,518 meters to explore untested epithermal gold-silver and copper porphyry targets. In January 2022 we announced assay results from the drill program, including the potential of an oxidized gold system and a copper porphyry system. We have submitted new permits for trenching and additional drilling that we plan to complete during a 2022 field campaign.

Results of Operations

For the results of operations discussed below, we compare the results of operations for the year ended December 31, 2021, to the results of operations for the year ended December 31, 2020.

Revenue from the sale of metals.  We recorded $25.6 million in revenue for the year ended December 31, 2021, all from the sale of gold and silver bearing doré from the Rodeo Operation in Mexico. We did not record any revenue from doré sales for the year ended December 31, 2020.

Costs of metals sold.  For the year ended December 31, 2021, we recorded $13.2 million of costs of metals sold. Because we did not record any revenue from doré sales during the year, we did not record any cost of metals sold during the year ended December 31, 2020.

Revenue from oxide plant lease. We recorded revenue of $5.6 million for the year ended December 31, 2020, from the lease of our Velardeña oxide plant to Hecla in the accompanying financial statements. Hecla terminated the Lease Agreement in accordance with the terms of the Third Amendment one month early, effective November 30, 2020. We did not record any plant lease related income for the year ended December 31, 2021.

Oxide plant lease costs. During the years ended December 31, 2020, we recorded $2.0 million of costs related to the oxide plant lease consisting primarily of reimbursable labor and utility costs which for accounting purposes were also included in revenue from the oxide plant lease. Hecla terminated the Lease Agreement in accordance with the terms of the Third Amendment one month early, effective November 30, 2020.

Exploration Expense. Our exploration expense, including work at Rodeo, Velardeña and other properties, totaled $5.3 million for the year ended December 31, 2021. Our exploration expense, including work at the Rodeo, Sand Canyon, Yoquivo and other properties, totaled $5.0 million for the year ended December 31, 2020.  Exploration expense for both years was incurred primarily in Mexico and includes property holding costs, costs incurred by our local exploration offices, and allocated corporate administrative expenses. The higher exploration expense for 2021 is primarily related to increased exploration at our Velardeña Properties and Rodeo operation in Mexico and Sarita Este property in Argentina during the period.

Velardeña shutdown and care and maintenance costs. We recorded $1.4 million and $1.2 million for the years ended December 31, 2021, and 2020, respectively, for expenses related to care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015. The increased costs for 2021 are primarily related to certain increases in employee related benefits.

El Quevar Project Expense. As discussed above, during April 2020, we entered into the Earn-In Agreement with Barrick, pursuant to which Barrick has acquired an option to earn a 70% interest in the El Quevar project. During the earn in period Barrick has and will continue to reimburse us for certain holding and maintenance costs related to the project. During the year ended December 31, 2021, we recorded an expense of approximately $0.3 million primarily related to holding and evaluation costs for the Yaxtché deposit at the El Quevar project, net of costs reimbursed.  During the year ended December 31, 2020, we recorded an expense of approximately $0.6 million primarily related to exploration, holding and evaluation costs for the Yaxtché deposit at the El Quevar project, net of costs reimbursed. For both years, additional nominal costs incurred in Argentina and not related to the El Quevar project are included in “Exploration Expense”, discussed above.

Administrative Expense. Administrative expenses totaled $4.8 million for the year ended December 31, 2021, compared to $3.7 million for the year ended December 31, 2020. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Rodeo project, Velardeña Properties, El Quevar project and our exploration portfolio. The $4.8 million of administrative expenses we incurred during 2021 is comprised of $2.5 million of employee compensation and directors’ fees, $1.2 million of professional fees, and $1.1 million of insurance, rents, travel expenses, utilities and other office costs. The $3.7 million of administrative expenses we incurred during 2020 is comprised of $1.4 million of employee compensation and directors’ fees, $1.3 million of professional fees, and $1.0 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the year ended December 31, 2021, we incurred expense related to stock-based compensation in the amount of $1.6 million compared to $0.9 million for the year ended December 31, 2020. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the years ended December 31, 2021, and 2020, we incurred $0.3 million and $0.2 million of reclamation expense, respectively,  related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other Operating Income, Net.   We recorded $0.5 million of other operating income for the year ended December 31, 2021, primarily related to the amortization of deferred income related to the option agreement for the sale of the Santa Maria property, as discussed above. We recorded only a nominal amount of other operating income for the year ended December 31, 2020, consisting primarily of the sale of surplus equipment.

Depreciation, depletion and amortization. During the year ended December 31, 2021, we incurred depreciation, depletion and amortization expense of $0.6 million compared to $1.0 million for the year ended December 31, 2020. The lower depreciation recorded during 2021 was the result of various assets becoming fully depreciated during 2021.

Interest and Other expense, net. We recorded approximately $0.4 million of interest and other expense, net for the year ended December 31, 2021, primarily related to write-off of deferred costs related to the Lincoln Park Capital program. We recorded $0.1 million of interest and other expense, net for the year ended December 31, 2020, primarily related to interest incurred on the repayment of the Autlán advanced payment and the financing of certain insurance premiums.

Gain (Loss) on Foreign Currency. We recorded a $0.2 million foreign currency gain and a $0.1 million foreign currency loss for the years ended December 31, 2021, and December 31, 2020, respectively. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than U.S. dollars.

Income Taxes. We recorded a $462,000 income tax expense for the year ended December 31, 2021 and $48,000 income tax expense for the year ended December 31, 2020.  The increase in income taxes in 2021 is related to the start up of profitable operations at the Rodeo Property during 2021.

Liquidity and Capital Resources

At December 31, 2021, our aggregate cash and cash equivalents totaled $12.2 million, compared to the $9.7 million in similar assets held at December 31, 2020. The December 31, 2021 balance is due in part from the following expenditures and cash inflows for the year ended December 31, 2021. Expenditures totaled $14.1 million from the following:

●	$5.3 million in exploration expenditures, including $1.4 million of exploration and mining activities at our Rodeo project along with other work at the Yoquivo, Sarita Este and other properties;

●	$1.6 million in capital expenditures, including $1.4 million related to construction of the new regrind mill circuit and other projects related to the Rodeo project;

●	$1.4 million in care and maintenance costs at the Velardeña Properties;

●	$0.3 million in exploration and evaluation activities, care and maintenance and property holding costs at the El Quevar project, net of reimbursements from Barrick;

●	$4.8 million in general and administrative expenses; and

●	$0.7 million related to a net working capital increase due primarily to an increase in inventories and value added tax receivables associated with the Rodeo operation, partially offset by an increase in accounts payable and other accrued liabilities, also related to the Rodeo operation.

The foregoing expenditures were offset by cash inflows of $16.6 million from the following:

●	$12.3 million of net operating margin from the Rodeo operation (defined as revenue from the sale of metals less the cost of metals sold);

●	$1.8 million, net of fees from the ATM Program (as further described in Note 15);

●	$1.5 million from the second installment related to the sale of the Santa Maria property to Fabled (as further described in Note 8); and

●	$1.0 million from the exercise of warrants issued in prior offerings (as further described in Note 15).

In addition to the $12.2 million cash balance at December 31, 2021, we expect to receive approximately $7.0 million to $9.0 million in net operating margin from the Rodeo Property (defined as revenue from the sale of metals less the cost of metals sold) during the twelve months ending December 31, 2022, assuming an average gold and silver price during that period of $1,800 and $25.00 oz respectively (our realized prices for the twelve months ended December 31, 2021, as shown above, were $1,793 and $24.83 for gold and silver, respectively). Our forecasted cash inflows during the twelve months ending December 31, 2022 also include the anticipated third and final installment of $2.0 million from the sale of the Santa Maria property to Fabled, scheduled to be paid in December 2022, as discussed above, as we believe it is probable this installment will be received based on Fable’s performance to date.

Our forecasted expenditures during the twelve months ending December 31, 2022, apart from Rodeo cost of metals sold, which is already included in our forecast of net operating margin, and also apart from a positive decision to move forward with the start-up of the Velardeña operation, as discussed above, total approximately $10.2 million as follows:

●	Approximately $4.1 million on exploration activities and property holding costs related to our portfolio of exploration properties located in Mexico, Argentina and Nevada, including project assessment and evaluation costs relating to additional exploration at Rodeo, Yoquivo, and other properties;

●	Approximately $1.2 million at the Velardeña Properties for care and maintenance;

●	Approximately $0.4 million at the El Quevar project to fund care and maintenance and property holding costs, net of reimbursement from Barrick; and

●	Approximately $3.7 million on general and administrative costs; and

●	Approximately $0.8 million of working capital related primarily to a reduction of accounts payable and other accrued liabilities related to bonuses and other expense items accrued at December 31, 2021.

Our forecasted cash resources of approximately $21.2 to $23.2 million, which include cash on hand at December 31, 2021, the forecasted net operating margin from the Rodeo Property, and the anticipated third installment of $2.0 million from the sale of the Santa Maria property to Fabled, are greater than our forecasted expenditures of approximately $10.2 million.  The actual amount of cash receipts that we receive during the period from the Rodeo operation may vary significantly from the amounts specified above due to, among other things: (i) unanticipated variations in grade, (ii) unexpected challenges associated with our proposed mining plan, (iii) decreases in commodity prices below those used in calculating the estimates shown above, (iv) variations in expected recoveries, (v) increases in operating costs above those used in calculating the estimates shown above, or (vi) interruptions in mining at Rodeo.  In addition, the actual amount of cash that we receive from the anticipated third installment of $2.0 million from the sale of the Santa Maria property to Fabled is dependent on Fabled’s decision to pay the amount that is due to us under the terms of the Fabled Option Agreement on a timely basis. The actual amount of cash expenditures that we incur during the twelve-month period ending

December 31, 2022 may vary significantly from the amounts specified above and will depend on a number of factors, including variations in the anticipated care and maintenance costs at the Velardeña Properties or at El Quevar, and costs for continued exploration, project assessment, and advancement of our other exploration properties.  Likewise, if cash expenditures are greater than anticipated or if cash receipts are less than anticipated, we may need to take certain actions to maintain sufficient cash balances over the next twelve months, including additional asset dispositions or raising additional equity capital through sales under the ATM Program or otherwise.

The consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, our continuing long-term operations may be dependent upon our ability to continue currently profitable operations and to secure sufficient funding, if needed, to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment in our condensed consolidated financial statements are dependent on our ability to continue to generate positive cash flows from operations and to continue to fund exploration activities that would lead to additional profitable mining and processing activities or to generate proceeds from the disposition of property, plant and equipment.  There can be no assurance that we will be successful in continuing to generate profitable mining and processing activities or to securing additional funding, if needed, to generate future profitable operations on terms acceptable to us or at all. We believe the cash on hand, anticipated positive net operating margins from the Rodeo operation, the potential use of the ATM Program, and the potential for additional asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our consolidated financial statements for the period ended December 31, 2021.

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

Income Recognition

We record income from farm-out agreements with third parties in accordance with Accounting Standards Codification (“ASC”) 610 and ASC 606, which generally provides that income be recognized as the Company performs its obligations according to the contract. In most instances, this will result in income being recognized ratably over a period of time relating to the receipt of periodic payments as the Company satisfies its performance obligation.

Mineral Reserves

We do not have defined mineral reserves pursuant to Regulation SK subpart 1300 (“S-K 1300”) and all of our mining properties are in the exploration stage. When and if we determine that a mining property has mineral reserves, subsequent development costs will be capitalized to those properties. When we commence extraction at our mining properties, capitalized costs are charged to operations using the units-of-production method. We cannot be certain that any part of the deposits at our properties will ever be confirmed or converted into S-K 1300 compliant reserves.

Asset Retirement Obligations

We record asset retirement obligations in accordance with ASC 410, “Asset Retirement and Environmental Obligations” (“ASC 410”), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to ASC 410, the fair value of a liability for an asset retirement obligation (“ARO”) is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. To the extent that the

ARO is related to fixed plant and equipment, an offsetting asset retirement cost is capitalized as part of the carrying value of the assets with which it is associated and depreciated over the useful life of the asset.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest substantially all of our excess cash with high credit-quality financial institutions or in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the year ended December 31, 2021, a 1.0% decrease in interest rates would have resulted in a reduction in interest income for the period of less than approximately $0.1 million.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2022 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2022 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2022 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2022 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2022 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.	Documents filed as part of this annual report on Form 10-K or incorporated by reference:

(1)	Our consolidated financial statements are listed on the “Index to Financial Statements” on Page F-1 to this report.

(2)	Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)	The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

ITEM 16: FORM 10-K SUMMARY

Not applicable

EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Golden Minerals Company. (2)

3.2	First Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company. (3)

3.3	Second Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company. (15)

3.4	Third Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company. (16)

3.5	Bylaws of Golden Minerals Company. (2)

4.1	Specimen of Common Stock Certificate. (4)

4.2	Form of Series A Warrant. (25)

4.3	Form of Series B Warrant. (25)

4.4	Form of Series A Warrant. (29)

4.5	Form of Series B Warrant. (29)

4.6	Description of Registrant’s Securities *

10.1	Form of Indemnification Agreement. (2)

10.2	Form of Change of Control Agreement. (2)

10.3	Amendment No. 1 to Change of Control Agreement. (5)

10.4	Golden Minerals Company Amended and Restated 2009 Equity Incentive Plan. (6)

10.5	Form of Restricted Stock Award Agreement Pursuant to the 2009 Equity Incentive Plan. (7)

10.6	Non-Employee Directors Deferred Compensation and Equity Award Plan. (7)

10.7	Form of Non-Qualified Stock Option Award Agreement Pursuant to the Amended and Restated 2009 Equity Incentive Plan. (8)

10.8

Registration Rights Agreement by and among Golden Minerals Company, Sentient Global Resources Fund III, L.P., SGRF III Parallel I, L.P. and Sentient Global Resources Fund IV, L.P. dated as of October 7, 2011. (9)

10.9	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 19, 2012. (1)

10.10	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 10, 2014. (11)

10.11	Golden Minerals Company 2013 Key Employee Long-Term Incentive Plan. (10)

10.12	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of February 11, 2016. (13)

10.13	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of June 10, 2016. (17)

10.14	Form of Unit Agreement Pursuant to the 2013 Key Employee Long-Term Incentive Plan. (18)

10.15

At the Market Offering Agreement, dated as of December 20, 2016, between Golden Minerals Company and H.C. Wainwright & Co., LLC, as amended by the Amendment dated November 23, 2018 and the Amendment dated December 11, 2020. (20) (22) (34)

10.16	Registration Rights Agreement, dated as of May 9, 2018 between Golden Minerals Company and Lincoln Park Capital Fund, LLC. (23)

10.17	Earn-In Agreement among Golden Minerals Company, ASM Services S.A.R.L., Silex Spain, S.L., Silex Argentina, S.A. and Barrick Gold Corporation, dated April 9, 2020. (30)

10.18	Subscription Agreement by and between Golden Minerals Company and Barrick Gold Corporation, dated April 9, 2020. (30)

10.19

Option Agreement by and among Golden Minerals Company, Minera de Cordilleras, S. de R.L. de C.V., Fabled Silver Gold Corp., and Fabled Silver Gold Mexico Corp., S.A. de C.V., dated December 4, 2020. (32)

21.1	Subsidiaries of the Company.*

23.1	Consent of Plante & Moran, PLLC.*

23.2	Consent of Tetra Tech.*

23.3	Consent of Aaron Amoroso *

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).**

96.1	Rodeo Project – Technical Report Summary*

96.2	Velardeña Project – Technical Report Summary*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Definition Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
(1)	Incorporated by reference to our Current Report on Form 8-K filed September 19, 2012.

(2)	Incorporated by reference to our Current Report on Form 8-K filed March 30, 2009.

(3)	Incorporated by reference to our Current Report on Form 8-K filed September 9, 2011.

(4)	Incorporated by reference to our Form S-1/A Registration Statement filed November 16, 2009.

(5)	Incorporated by reference to our Current Report on Form 8-K filed May 28, 2013.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2014.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 10, 2009.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 4, 2010.

(9)	Incorporated by reference to our Current Report on Form 8-K filed October 11, 2011.

(10)	Incorporated by reference to our Current Report on Form 8-K filed December 18, 2013.

(11)	Incorporated by reference to our Current Report on Form 8-K filed September 10, 2014.

(12)	Incorporated by reference to our Current Rep ort on Form 8-K filed July 20, 2015.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on February 18, 2016.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on May 6, 2016.

(15)	Incorporated by reference to our Current Report on Form 8-K filed on May 20, 2016.

(16)	Incorporated by reference to our Current Report on Form 8-K filed on June 12, 2020.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on June 14, 2016.

(18)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 11, 2016.

(19)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2016.

(20)	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2016.

(21)	Incorporated by reference to our Current Report on Form 8-K filed on August 3, 2017

(22)	Incorporated by reference to our Current Report on Form 8-K filed on November 23, 2018.

(23)	Incorporated by reference to our Current Report on Form 8-K filed on May 9, 2018.

(24)	Incorporated by reference to our Current Report on Form 8-K filed on December 6, 2019.

(25)	Incorporated by reference to our Annual Report on Form 10-K filed on February 27, 2020.

(26)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2019.

(27)	Incorporated by reference to our Current Report on Form 8-K filed on July 19, 2019.

(28)	Incorporated by reference to our Current report on Form 8-K filed on April 2, 2020.

(29)	Incorporated by reference to our Current Report on Form 8-K filed on April 23, 2020.

(30)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 6, 2020.

(31)	Incorporated by reference to our Current Report on Form 8-K filed on July 20, 2020.

(32)	Incorporated by reference to our Current Report on Form 8-K filed on December 10, 2020.

(33)	Incorporated by reference to our Current Report on Form 8-K filed on July 24, 2020.

(34)	Incorporated by reference to our Current Report on Form 8-K filed on December 11, 2020.

*  Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2022	GOLDEN MINERALS COMPANY
Registrant

	By:	/s/ WARREN M. REHN
Warren M. Rehn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WARREN M. REHN	President and Chief Executive Officer	March 23, 2022
Warren M. Rehn	(Principal Executive Officer)

/s/ ROBERT P. VOGELS	Senior Vice President and Chief Financial Officer	March 23, 2022
Robert P. Vogels	(Principal Financial and Accounting Officer)

/s/ JEFFREY G. CLEVENGER	Chairman of the Board of Directors	March 23, 2022
Jeffrey G. Clevenger

/s/ W. DURAND EPPLER	Director	March 23, 2022
W. Durand Eppler

/s/ DEBORAH J. FRIEDMAN	Director	March 23, 2022
Deborah J. Friedman

/s/ KEVIN R. MORANO	Director	March 23, 2022
Kevin R. Morano

/s/ TERRY M. PALMER	Director	March 23, 2022
Terry M. Palmer

/s/ ANDREW N. PULLAR	Director	March 23, 2022
Andrew N. Pullar

/s/ DAVID H. WATKINS	Director	March 23, 2022
David H. Watkins

GOLDEN MINERALS COMPANY

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

1Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Golden Minerals Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Minerals Company (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Mineral Resources and Asset Retirement Obligations —Refer to Note 11 to the financial statements

Critical Audit Matter Description

Estimates of mineral resources, combined with future mine plans, are used to determine mine closure dates utilized in recording the fair value of asset retirement obligations. Since the asset retirement liability represents the present value of the expected future cash outlays, a significant change in mineral resources can impact mine lives, plans and extensions which in turn, could have a substantial effect on the recorded liability. The Company performs an in-depth evaluation of its mineral resource estimates by mine on a periodic basis, in addition to routine assessments. The determination of mineral resources requires management, with the support of management’s experts, to make significant estimates and assumptions related to key inputs including the plan for the production of mineral resources and ultimate mine closure (collectively “mineral resource inputs”). Changes in any of the judgments or assumptions related to the mineral resource inputs can have a significant impact with respect to the valuation of asset retirement obligations. The Company’s asset retirement obligation balance was $3.6 million as of December 31, 2021.

Given the significant judgments and assumptions made by management to estimate mineral resources and the sensitivity of changes to mineral resource inputs on the Company’s recorded asset retirement obligations, performing audit procedures to evaluate the reasonableness of management’s judgments and estimates related to the mineral resource inputs required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to management’s significant judgments and assumptions related to mineral resources and the related mine closure dates included the following, among others:

●	We obtained an understanding of management’s process to develop their estimate of mineral resources and the related mine closure dates and tested the accuracy of key data used in their estimation process. We also gained an understanding of the design of key controls used by management to develop their estimate.

●	We evaluated the experience, qualifications and objectivity of management’s experts, including external engineers.

●	We involved our valuation specialists to assist in evaluating the appropriateness of the Company’s estimate of the credit-adjusted-risk-free rate based on the mineral resource inputs.

●	We performed sensitivity analysis around the significant assumptions used in the valuation of the asset retirement obligation.

●	We evaluated the Company’s calculation of the changes in asset retirement obligations and compared significant assumptions to other sources of audit evidence.

●	We also evaluated the adequacy of the Company’s disclosures in Note 11 in relation to the Company’s asset retirement obligation.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2013.

Denver, Colorado

March 23, 2022

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31,	December 31,
	2021	2020

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 3)	$12,229	$9,704
Short-term investments (Note 3)	67	79
Lease receivables	—	72
Inventories, net (Note 5)	1,573	284
Value added tax receivable, net (Note 6)	1,290	45
Prepaid expenses and other assets (Note 4)	1,145	1,130
Total current assets	16,304	11,314
Property, plant and equipment, net (Note 8)	6,627	5,520
Other long term assets (Note 9)	747	1,472
Total assets	$23,678	$18,306

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 10)	$3,381	$1,318
Deferred revenue (Note 8)	1,469	535
Other current liabilities (Note 12)	721	667
Total current liabilities	5,571	2,520
Asset retirement and reclamation liabilities (Note 11)	3,569	3,166
Other long term liabilities (Note 12)	353	648
Total liabilities	9,493	6,334

Commitments and contingencies (Note 20)

Equity (Note 15)
Common stock, $.01 par value, 350,000,000 shares authorized; 162,804,612 and 157,512,652 shares issued and outstanding respectively	1,628	1,575
Additional paid in capital	540,518	536,263
Accumulated deficit	(527,961)	(525,866)
Shareholders' equity	14,185	11,972
Total liabilities and equity	$23,678	$18,306

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

	Year Ended December 31,
	2021	2020

	(in thousands, except per share data)
Revenue:
Sale of metals (Note 16)	$25,596	$—
Oxide plant lease (Notes 7, 17)	—	5,637
Total revenue	25,596	5,637
Costs and expenses:
Cost of metals sold (exclusive of depreciation shown below) (Note 16)	(13,311)	—
Oxide plant lease costs (Note 17)	—	(1,988)
Exploration expense	(5,260)	(4,954)
El Quevar project expense	(342)	(618)
Velardeña care and maintenance costs	(1,409)	(1,163)
Administrative expense	(4,821)	(3,651)
Stock based compensation	(1,593)	(859)
Reclamation expense	(262)	(249)
Other operating income (expense), net	547	7
Depreciation and amortization	(611)	(962)
Total costs and expenses	(27,062)	(14,437)
Loss from operations	(1,466)	(8,800)
Other income (expense):
Interest and other expense, net (Note 18)	(373)	(132)
Gain (loss) on foreign currency transactions	206	(106)
Total other income (loss)	(167)	(238)
Loss from operations before income taxes	(1,633)	(9,038)
Income taxes (Note 14)	(462)	(48)
Net Loss	$(2,095)	$(9,086)
Net income (loss) per common share — basic
Loss	$(0.01)	$(0.07)
Weighted average Common Stock outstanding - basic (1)	161,942,970	131,774,120
(1)	Potentially dilutive shares have not been included because to do so would be anti-dilutive

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

	(in thousands except share data)
Balance, December 31, 2019	106,734,279	$1,067	$521,314	$(516,780)	$5,601
Stock compensation accrued and restricted stock awards granted (Note 15)	300,000	3	856	—	859
Shares issued under the at-the-market offering agreement, net (Note 15)	823,452	9	214	—	223
Shares issued under the Lincoln Park commitment purchase agreement, net (Note 15)	900,000	9	207	—	216
Subscription agreement (Note 15)	4,719,207	47	898	—	945
2020 Offering and private placement transaction (Note 15)	15,000,000	150	2,561	—	2,711
Public offering (Note 15)	20,535,714	205	7,748	—	7,953
Warrants exercised (Note 15)	8,500,000	85	2,465	—	2,550
Net loss	—	—	—	(9,086)	(9,086)
Balance, December 31, 2020	157,512,652	$1,575	$536,263	$(525,866)	$11,972
Stock compensation accrued and restricted stock awards granted (Note 15)	335,000	3	1,590	—	1,593
Shares issued under the at-the-market offering agreement, net (Note 15)	1,856,960	19	1,681	—	1,700
Warrants exercised (Note 15)	3,100,000	31	984	—	1,015
Net loss	—	—	—	(2,095)	(2,095)
Balance, December 31, 2021	162,804,612	$1,628	$540,518	$(527,961)	$14,185

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	Year Ended December 31,
	2021	2020

	(in thousands)
Cash flows from operating activities:
Net cash from (used in) operating activities (Note 19)	$1,414	$(9,484)
Cash flows from investing activities:
Proceeds from sale of assets	17	525
Acquisition of short-term investments	—	(59)
Acquisitions of property, plant and equipment	(1,620)	(470)
Net cash used in investing activities	$(1,603)	$(4)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,714	14,599
Proceeds from related party loan (Note 23)	—	1,000
Payment of related party loan (Note 23)	—	(1,000)
Net cash from financing activities	$2,714	$14,599
Net increase in cash and cash equivalents	2,525	5,111
Cash and cash equivalents, beginning of period	9,704	4,593
Cash and cash equivalents, end of period	$12,229	$9,704

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.	Nature of Operations

The Company is a mining company, holding a 100% interest in the Rodeo property in Durango State, Mexico (the “Rodeo Property”), a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in the state of Durango, Mexico (the “Velardeña Properties”), a 100% interest in the El Quevar advanced exploration silver property in the province of Salta, Argentina, which is subject to the terms of the April 9, 2020 earn-in agreement (the “Earn-in Agreement”) pursuant to which Barrick Gold Corporation (“Barrick”) has the option to earn a 70% interest in the El Quevar project (see Note 8), and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Mexico,  Argentina and Nevada.  The Rodeo Property, Velardeña Properties and the El Quevar advanced exploration property are the Company’s only material properties.

The Company is primarily focused on mining operations at the Rodeo Property as well as further studies of a restart plan for the Velardeña mine, including use of bio-oxidation to improve the payable gold recovery. The Company is also focused on (i) advancing the El Quevar exploration property in Argentina through the Earn-in Agreement with Barrick and (ii) continuing to evaluate and search for mining opportunities in North America (including Mexico) with near-term prospects of mining, and particularly for properties within reasonable haulage distances of our processing plants at the Velardeña Properties. The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

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

The Company is considered an exploration stage issuer under the criteria set forth by the SEC under Regulation SK subpart 1300 (“S-K 1300”) as the Company has not yet demonstrated the existence of mineral reserves at any of the Company’s properties. As a result, and in accordance with GAAP for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred. As such, the Company’s financial statements may not be comparable to the financial statements of mining companies that do have proven and probable mineral reserves. Such companies would typically capitalize certain development costs including infrastructure development and mining activities to access the ore. The capitalized costs would be amortized on a units-of-production basis as reserves are mined. The amortized costs are typically allocated to inventory and eventually to cost of sales as the inventories are sold. As the Company does not have proven and probable mineral reserves, substantially all expenditures at the Company’s Rodeo property and the Velardeña Properties for mine construction activity, as well as operating costs associated with the mill facilities, and for items that do not have a readily identifiable market value apart from the mineralized material, have been expensed as incurred. Such costs are charged to cost of metals sold or project expense during the period depending on the nature of the costs. Certain of the costs may be reflected in inventories prior to the sale of the product. The Company cannot be certain that any deposits at any of its properties will ever be confirmed or converted into S-K 1300 compliant “reserves”.

2.	Summary of Significant Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral resources and related future metals prices that are the basis for future cash flow estimates utilized in impairment calculations; depreciation, depletion and amortization calculations; environmental reclamation and closure obligations; valuation allowances for deferred tax assets and the fair value of financial instruments. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions or conditions.

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

e. Mining properties, exploration and development costs

The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mining properties. When and if a mining property is determined to have proven and probable mineral reserves, subsequent development costs will be capitalized to mineral properties. For acquired mining properties with proven and probable mineral reserves, the Company will capitalize acquisition costs and subsequent development costs. When and if mining properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves. Upon abandonment or sale of a mining property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized in the accompanying Consolidated Statements of Operations.

As discussed in Note 1, the Company is considered an exploration stage company under the criteria set forth by the SEC since it has not yet demonstrated the existence of mineral reserves at any of the Company’s properties. As the

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Company does not have proven and probable mineral reserves, substantially all expenditures at the Company’s Rodeo property and the Velardeña Properties for mine construction activity, as well as operating costs associated with the mill facilities, and for items that do not have a readily identifiable market value apart from the mineral resources, have been expensed as incurred. Such costs are charged to cost of metals sold or project expense during the period depending on the nature of the costs. Certain of the costs may be reflected in inventories prior to the sale of the product.

On a quarterly basis the Company evaluates its exploration properties to determine if they meet the Company’s minimum requirements for continued evaluation. The rights to the properties that do not meet the minimum requirements are relinquished and the carrying values, if any, are written off and reflected in “Other operating income, net” on the accompanying Consolidated Statements of Operations.

f.Property, plant and equipment and long lived asset impairment

Buildings are depreciated using the straight–line method over the estimated useful lives of 30 to 40 years or the life of the mine whichever is shorter. Mining equipment and machinery, excluding the plant, are depreciated using the straight-line method over useful lives of three to eight years or the lease period, whichever is shorter. Mineral properties and the plant are depreciated using units of production based on estimated mineral resources. Other furniture and equipment are depreciated using the straight-line method over estimated useful lives of three to five years.

As discussed above, the Company does not have any properties with proven or probable mineral reserves.

Property, plant and equipment are recorded at cost and per the guidance of ASC 360 the Company assesses the recoverability of its property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis or by comparing other market indicators to the carrying amount of the asset.

The Company evaluated its remaining long lived assets at December 31, 2021 and 2020, and determined that no impairment was incurred.

g.Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) in accordance with ASC 410, “Asset Retirement and Environmental Obligations” (“ASC 410”), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to ASC 410, the fair value of an ARO is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. An offsetting asset retirement cost (“ARC”) is capitalized as part of the carrying value of the assets with which it is associated and depreciated over the useful life of the asset (see Note 11).

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

h.Value Added Taxes

The Company pays value added tax (“VAT”) in Mexico as well as other countries, primarily related to the Rodeo operation and exploration projects. For exploration projects, the amounts are generally charged to expense as incurred because of the uncertainty of recoverability.   For the Rodeo operation, the Company records VAT paid as a recoverable asset, which appears in “Value added tax receivable, net” on the Consolidated Balance Sheets.  Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds.

i.Revenue Recognition

The Company recognizes “Revenue from the Sale of Metals” in the Consolidated Statements of Operations following the guidance of ASC 606.  Under the terms of the Company’s agreement with its customer, title passes and revenue is recognized by the Company when the contractual performance obligations of the parties are completed, generally at the time a provisional or final payment is made.  Refining and transport costs, deducted from the final payments made, are treated as third party costs incurred after the transfer of control on provisional sales, and are therefore netted against revenue on an accrual basis.

The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as "Revenue from Oxide plant lease" in the Consolidated Statements of Operations following the guidance of ASC 842, which supports recording as gross revenue the reimbursement of expenses incurred directly by the Company in performing its obligations under the lease in situations where the entity has control over the specific goods or services transferred to a customer as a principal versus as an agent. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Consolidated Statements of Operations. The Company recognizes lease fees during the period the fees are earned per the terms of the lease (see Note 17).

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

k.Leases

Effective January 1, 2019 the Company adopted ASU 2016-02 and ASU No. 2018-11, which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

At December 31, 2021 and 2020, all potentially dilutive shares relating to warrants and stock compensation awards were excluded from the computation of diluted earnings per share because to include them would have been anti-dilutive.

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

o.Recently Adopted Standards

During the first quarter 2020 the Company adopted ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. As the Company’s principal credit risk is related to its Lease Receivables the adoption of this update did not result in a material impact on the Company’s consolidated financial position or results of operations.

On April 12, 2021, the SEC published a statement relating to accounting and reporting considerations for warrants issued by Special Purpose Acquisition Companies (SPACs). The SEC statement raised accounting and reporting considerations for all reporting entities that restrict the use of the exception under ASC 815-40-25-7 through 8 that allows for equity treatment, under certain conditions, for warrants that allow cash settlement in certain change of control transactions. The restriction put forth by the SEC would prevent equity treatment in cases where cash is received disproportionately between shareholders and warrant holders in such transactions.  All of the outstanding warrants granted by the Company are recorded in equity at December 31, 2021 and December 31, 2020 following the guidance established by ASC Topic 815-40.  The Company’s warrants allow for the potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock.  Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these warrants.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

p.Recently Issued Pronouncements

There were no new accounting pronouncements issued during 2021 that would affect the Company or have a material impact on its consolidated financial position or results of operations.

3.	Cash and Cash Equivalents and Short-Term Investments

Of the $12.2 million reported as “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets at December 31, 2021, the Company had approximately $153,000 that was unavailable for use due to a court order freezing the bank accounts of one of the Company’s subsidiaries in Mexico related to a lawsuit, as further described in Note 20.  The restrictions imposed on the subsidiary’s bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, or to continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico.

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

The following tables summarize the Company's short-term investments at December 31, 2021 and December 31, 2020:

		Estimated	Carrying
December 31, 2021	Cost	Fair Value	Value

	(in thousands)
Investments:
Short-term:
Trading securities	$59	$67	$67
Total trading securities	59	67	67
Total short term	$59	$67	$67

December 31, 2020
Investments:
Short-term:
Trading securities	$59	$79	$79
Total trading securities	59	79	79
Total short term	$59	$79	$79

The short-term investments at December 31, 2021, consist of 1,000,000 common shares of Fabled Silver Gold Corp. (“Fabled”), and 200,000 common shares of Fabled Copper Corp. The short-term investments at December 31, 2020, consist of 1,000,000 common shares of Fabled. Fabled is a junior mining company that entered into an option agreement with the Company to acquire the Company’s option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (see Note 8). The common shares were issued to the Company as partial consideration per the terms of the option agreement.  The Fabled Copper Corp. shares were received in a spin-off of assets from Fabled that occurred on December 21, 2020, to which all existing shareholders of Fabled were entitled.

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

4.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31,	December 31,
	2021	2020

	(in thousands)
Prepaid insurance	$575	$571
Recoupable deposits and other	570	559
	$1,145	$1,130

The December 31, 2021 recoupable deposits and other includes a receivable from Barrick for reimbursement of costs of approximately $0.3 million related to the Earn-in Agreement (see Note 8).

Recoupable deposits and other at December 31, 2020, includes $0.2 million related to a recoupable deposit paid to a contractor engaged in mining activities at the Rodeo property (see Note 9). The deposit was credited towards costs charged by the mining contractor evenly over the first four months of 2021.

5.	Inventories

Inventories at the Velardeña Properties were as follows:

	December 31,	December 31,
	2021	2020

	(in thousands)
Doré inventory	$446	$0
In-process inventory	668	0
Material and supplies	$459	$284
	$1,573	$284

Doré and in-process inventories, recorded at book value, include approximately $21,000 of capitalized depreciation and amortization. Doré inventory at December 31, 2021 consists of 626 payable ounces of gold and 1,958 payable ounces of silver.

The materials and supplies inventories at December 31, 2021 and December 31, 2020 are primarily related to the Rodeo operation and are reduced by a $0.3 million and $0.2 million obsolescence reserve, respectively.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

6. Value added tax receivable, net

At December 31, 2021, the Company recorded a net value added tax (“VAT”) paid in Mexico of $1.3 million, related to the Velardeña Properties and the Rodeo operation, as a recoverable asset, which appears in “Value added tax receivable, net” on the Consolidated Balance Sheets.  Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts will be recovered within a one-year period.  At December 31, 2021, the Company recorded approximately $0.5 million of VAT payable as a reduction to the VAT receivable in Mexico.  At December 31, 2020, the Company had recorded approximately $45,000 of VAT.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

8.

7.	Derivative at Fair Value

On December 3, 2019 the Company entered into an amendment to the Velardeña oxide plant lease agreement (the “Hecla Lease”) with Minera Hecla, S.A. de C.V. (“Hecla”), a Mexican corporation and wholly-owned subsidiary of Hecla Mining Company, reducing the variable per tonne fee contained in the lease agreement from $22.00 to $11.00. Under certain silver price and delivered ore head grade limits, the variable per tonne fee could be increased back to the previous $22.00 per tonne. Pursuant to ASC Topics 815-Derivatives and Hedging (“ASC 815”) and 842-Leases (“ASC 842”), arrangements with variable lease payments must be evaluated to assess whether they contain embedded derivatives. If embedded derivatives are not “clearly and closely related” to the lease contract, they must be bifurcated and accounted for separately from the host contract. The Company determined that the potential for the Company to receive an additional $11.00 variable per tonne fee if certain conditions relating to the silver price and delivered ore head grades are met does not qualify for the “clearly and closely related” exception, and as a result, the potential additional $11.00 variable per tonne fee constitutes a derivative that must be valued and accounted for apart from the host lease contract. Per the guidance of ASC 842, the Company determined that the amendment to the Hecla Lease constituted a modification that must be accounted for as a new lease commencing on December 2, 2019, the date the amendment was agreed upon by both parties.  The Company treated the fair value of the derivative received at the time of the modification to the lease agreement as an upfront lease payment that was amortized over the remaining life of the lease on a straight line basis and recorded a “Derivative at fair value” asset of approximately $0.2 Million on the Consolidated Balance Sheet related to the amended Hecla Lease. On July 7, 2020, the Company received notification from Hecla terminating the Hecla Lease, effective November 30, 2020, therefore, at December 31, 2020, the Company no longer recorded a derivative value related to the Hecla Lease.

For the year ended December 31, 2020 the Company recognized a reduction of $254,000 to “Revenue - plant lease” on the Company’s Condensed Consolidated Statements of Operations related to the change in the fair value of the derivative between December 31, 2019 and the termination of the Hecla Lease on November 30, 2020 (see Note 17). During the year ended December 31, 2020, the Company also recognized approximately $180,000 “Revenue - plant lease” on the Company’s Consolidated Statements of Operations related to the amortization of deferred revenue.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

8.	Property, Plant and Equipment

Property, plant and equipment, net

The components of property, plant, and equipment, net were as follows:

	December 31,	December 31,
	2021	2020

	(in thousands)
Mineral properties	$9,353	$9,353
Exploration properties	2,418	2,418
Royalty properties	200	200
Buildings	3,806	3,755
Mining equipment and machinery	17,477	16,135
Other furniture and equipment	1,328	890
Construction in progress	—	259
Asset retirement cost	1,057	948
	35,639	33,958
Less: Accumulated depreciation and amortization	(29,012)	(28,438)
	$6,627	$5,520

El Quevar Earn-In Agreement

On April 9, 2020, the Company and several of its directly and indirectly wholly-owned subsidiaries entered into the Earn-in Agreement with Barrick, pursuant to which Barrick has acquired an option (the “Option”) to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina. Pursuant to the terms of the Earn-in Agreement, in order to earn an undivided 70% interest in the El Quevar project, Barrick must: (A) incur a total of $10 million in work expenditures over a total of eight years ($0.5 million per year in years one and two, $1 million per year in years three, four and five, and $2 million per year in years six, seven and eight); (B) deliver to the Company a National Instrument 43-101 compliant pre-feasibility study pursuant to the parameters set forth in the Earn-in Agreement; and (C) deliver a written notice to exercise the Option to the Company within the term of the Earn-in Agreement. Barrick may withdraw from the Earn-in Agreement at any time after spending a minimum of $1 million in work expenditures and upon providing 30 days’ notice to the Company. The Company will form a new entity (“NewCo”) that will hold the El Quevar properties.  Upon satisfaction of the Earn-in conditions and exercise of the Option, NewCo will be 70% owned by Barrick and 30% owned by the Company. Funding of NewCo will be based on Barrick’s and the Company’s respective ownership and industry standard dilution mechanisms will apply in the case of funding shortfalls by either shareholder. As of December 31, 2021, Barrick had met the $1 million in work expenditures that would allow them to withdraw from the Earn-in Agreement. The carrying value of El Quevar as of December 31, 2021 is $2.3 million.

Sale of Santa Maria Property

On July 14, 2020, the Company entered into a binding letter of intent (“Letter of Intent”) with Fabled for a potential transaction pursuant to which Fabled would acquire the Company’s option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (the “Option”). On December 4, 2020, the Company entered into a definitive option agreement (“Option Agreement”) to sell its option to Fabled.  The period to exercise the Option (the “Exercise Period”) expires on December 4, 2022, unless extended by the parties under the terms of the Option Agreement. As consideration for the Option, Fabled (i) paid $500,000 in cash to the Company and issued to the Company 1,000,000

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

shares of Fabled’s common stock (the “Closing Consideration”); (ii) paid $1,500,000 in cash to the Company on the one year anniversary date following the closing of the Option Agreement; (iii) will pay $2,000,000 in cash to the Company on the two year anniversary date following the closing of the Option Agreement; and (iv) upon exercise of the Option, will grant the Company a 1% net smelter return royalty on the Maria, Martia III, Maria II Frac. I, Santa Maria and Punto Com concessions (the “Concessions”).  Pursuant to the Option Agreement, during the Exercise Period, Fabled is obligated to pay to each of the owners of the Concessions any remaining required payments due to the owners pursuant to the various underlying option agreements between the owners and the Company, and to make all payments and perform all other requirements needed to maintain the Concessions in good standing.  As of December 31, 2021, there was approximately $0.1 million of concession payments remaining to be paid by Fabled over the next approximately one year.  Should Fabled not complete its obligations described above, the Santa Maria mining claims will revert to the Company and the Company will be entitled to keep any payments made by Fabled under the terms of the Option Agreement. The carrying value of Santa Maria as of December 31, 2021 is zero.

The Company recorded the $0.5 million received from Fabled upon execution of the agreement to “Deferred revenue” on the accompanying Condensed Consolidated Balance Sheets and amortized the amount to “Other operating income” over a one year period through December 2021. The Company recorded the $1.5 million received from Fabled for the second payment received on the first anniversary date, as noted above, to “Deferred revenue” on the accompanying Condensed Consolidated Balance Sheets and is amortizing the amount to income over a one year period through December 2022. Upon receipt of each cash payment, the Option Agreement imposes a performance obligation on the Company to provide Fabled an exclusive right to the Santa Maria Properties to conduct exploration and mining activities during the period from receipt of the payment until the due date of the next required payment.  Accordingly, the Company has determined that its performance obligation for each option payment received is satisfied over time.  At December 31, 2021, there is a remaining unamortized balance of approximately $1.5 million.

Construction in Progress

Construction in progress at December 31, 2020 is related to upgrades that were made at the Velardeña Properties processing plant that processes the Rodeo mined material.

9.	Other Long-Term Assets

Other long-term assets at December 31, 2021 and December 31, 2020 consist of the following:

	December 31,	December 31,
	2021	2020

	(in thousands)
Deferred offering costs	$70	$479
Right of use assets	677	993
	$747	$1,472

The right of use assets at December 31, 2021 include approximately $0.4 million related to certain office leases and $0.3 million related to a mining equipment lease at our Rodeo Property.  The right of use assets at December 31, 2020 include approximately $0.5 million related to certain office leases and $0.5 million related to a mining equipment lease at our Rodeo Property.

The deferred offering costs at December 31, 2021 were associated with the ATM Agreement (see Note 15). The deferred offering costs at December 31, 2020 were associated with the ATM Agreement and the Commitment Purchase

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Agreement (see Note 15). The Commitment Purchase Agreement expired during May 2021, and as of December 31, 2021 the Company had written off the remaining balance of $353,000 of deferred LPC Program costs to “Interest and Other Expense” on the Condensed Consolidated Statement of Operations.

The Company took possession of new office space and began a new long-term lease for its principal headquarters office with an effective commencement date of June 1, 2019. The new office lease will expire five years and eight full calendar months following the commencement date. There are no options to extend the lease beyond the stated term. The Company recorded a right of use asset of approximately $465,000 and a lease liability of approximately $450,000 in the second quarter of 2019 based on the net present value of the future lease payments discounted at 9.5%, which represents the Company’s incremental borrowing rate at the time of the agreement for purposes of applying the guidance of Topic 842. As required, the Company will recognize a single lease cost on a straight-line basis.

The Company also has long-term office leases in Mexico and Argentina that expired in 2019 and recorded a combined right of use asset and liability of approximately $45,000 relating to both of those leases at January 1, 2019. In November 2019, the Company renewed its Mexican office lease for four years and recorded a right of use asset and lease liability of approximately $174,000. In December 2021, the Company also renewed its Argentina office lease for three years and recorded a right of use asset and lease liability of approximately $27,000.

In December 2020, the Company’s wholly-owned subsidiary, Minera de Cordilleras S. de R.L. de C.V., entered into an agreement with Triturados del Guadiana, S.A de C.V. (“Trigusa”), whereby Trigusa will carry out mining activities at the Rodeo property.  Per the terms of the mining agreement, Trigusa will provide services for the 27-month period ending March 31, 2023, with the potential for an extension of time upon mutual agreement of both parties. The Company has determined that the mining agreement contains an embedded lease, relating to the mining equipment provided by Trigusa, per the guidance of ASU 2016-02 and Topic 842. The Company did not elect the practical expedient permitting the combination of lease and non lease components of the mining agreement.  The Company recorded a right of use asset and a lease liability of approximately $420,000 based on the net present value of the future lease payments discounted at 7.0%, which represents the Company’s incremental borrowing rate at the time of the agreement.

The lease liabilities noted above have been included in “Other liabilities”, short term and long term (Note 12), in the Company’s Consolidated Balance Sheets at December 31, 2021 and December 31, 2020.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

10.	Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	December 31,	December 31,
	2021	2020

	(in thousands)
Accounts payable and accruals	$1,079	$472
Accrued employee compensation and benefits	2,009	846
Income taxes payable	293	—
	$3,381	$1,318

December 31, 2021

Accounts payable and accruals at December 31, 2021 are primarily related to amounts due to contractors and suppliers in the amounts of $0.7 million related to the Company’s Velardeña and Rodeo properties and $0.2 million related to corporate administrative and exploration activities.

Accrued employee compensation and benefits at December 31, 2021 consist of $0.2 million of accrued vacation payable and $1.8 million related to withholding taxes and benefits payable. Included in the $2.0 million of accrued employee compensation and benefits is $1.3 million related to activities at the Velardeña Properties and Rodeo Property.

On April 23, 2021, a new labor law was made official in Mexico that impacts companies that utilize subcontractor structures, effective beginning August 1, 2021.  The Company utilizes subcontractor structures in Mexico, as is common practice among companies in the mining and other industries in Mexico.  The law disallows a deduction in computing income taxes for labor outsourcing costs unless the arrangement falls within certain narrowly defined exceptions.  The new law does provide for annual caps on the amount of employee profit sharing a company would be required to pay, which is designed to even out the profit-sharing liability over several years.  As of December 31, 2021, the Company has reorganized the functions performed by its various Mexican subsidiaries to comply with the new law.  The Company’s profit-sharing liability in Mexico has increased for the full year 2021 as a result of the new law taking effect and the completion of the Company’s reorganization process, and approximately $0.4 million has been accrued for such amount, included in accrued employee compensation and benefits.

The income taxes payable are related to operations at the Company’s Mexican subsidiaries (see Note 14).

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

11.	Asset Retirement and Reclamation Liabilities

In 2012, the Company retained the services of a mining engineering firm to prepare a detailed closure plan for reclamation activity the Velardeña Properties. The plan was completed during the second quarter 2012 and indicated that the Company had an ARO and offsetting ARC of approximately $1.9 million. The original ARC had been fully amortized or written off by the end of December 31, 2015. The ARO has been adjusted since 2012 for changes in assumptions related to inflation factors and the timing of future expenditures used in the determination of future cash flows, which previously contemplated that reclamation activities could begin as early as 2023 following the completion of mining at the Rodeo property.

In the fourth quarter of 2021, due to the current operating success at Rodeo and the potential of a restart of operations at the Velardeña mine based on recent technical studies and an updated PEA that would further delay the start of any reclamation activity, the Company retained the services of an environmental consultant to review the closure plan to determine the appropriateness of the scope and cost estimates used in the calculation of the ARO.  The consultant confirmed the adequacy of the scope of the closure plan and provided certain adjustments to cost estimates.  In addition, the timing for the incurrence of reclamation activity was extended approximately 7 years to take into account the likelihood of a restart of operations at the Velardeña mine that would further delay the start of any reclamation activity.

The Company will continue to accrue additional estimated ARO amounts based on the closure plan and as activities requiring future reclamation and remediation occur. The following table summarizes activity in the Velardeña Properties ARO for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Beginning balance	$3,156	$2,825

Changes in estimates, and other	143	82
Accretion expense	262	249
Ending balance	$3,561	$3,156

The change in estimate of the ARO recorded during the year ended December 31, 2021 is primarily the result of changes in assumptions related to the amount and timing of future expenditures used in the determination of future cash flows as a result of a review of the closure plan undertaken in the fourth quarter 2021, as noted above (also see Note 13).  The change in estimate of the ARO recorded during the year ended December 31, 2020 is primarily the result of changes in assumptions related to inflation factors used in the determination of future cash flows during that period.

Accretion expense in the table noted above for each of the years ended December 31, 2021 and 2020 has been recorded as “Reclamation expense” on the Company’s Consolidated Statements of Operations. To the extent that a positive change in estimates, and other for the ARO is related to fixed plant and equipment, an offsetting ARC is capitalized as part of the carrying value of the assets with which it is associated and depreciated over the useful life of the asset, otherwise the increase is recorded as “Other operating expense, net” on the Company’s Consolidated Statements of Operations. A negative change in estimates, and other is recorded as a decrease to the ARC previously recorded or, as appropriate, to “Other operating income, net” on the Company’s Consolidated Statements of Operations.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The ARO set forth on the accompanying Consolidated Balance Sheets at December 31, 2021 and December 31, 2020 includes a nominal amount of reclamation liability related to activities at the El Quevar project in Argentina.

12.	Other Liabilities

Other Current Liabilities

The following table sets forth the Company’s other current liabilities at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020

	(in thousands)
Premium financing	$394	$390
Office lease liability	120	138
Mining equipment lease liability	207	139
	$721	$667

The premium financing at December 31, 2021 consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers insurance. In November 2021 the Company financed approximately $0.4 million of its premium for directors and officers insurance. The premium is payable in eight equal payments at an interest rate of 4.0% per annum. At December 31, 2021 the remaining balance, plus accrued interest, was approximately $0.4 million.

The premium financing at December 31, 2020 consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers insurance and general liability insurance. In June 2020, the Company financed approximately $0.1 million of its premium for general liability insurance. The premium was payable in twelve equal payments at an interest rate of 5.7% per annum. At December 31, 2020, the remaining balance, plus accrued interest, was approximately $23,000. In December 2020 the Company financed approximately $0.4 million of its premium for directors and officers insurance. The premium was payable in eight equal payments at an interest rate of 5.7% per annum. At December 31, 2020 the remaining balance, plus accrued interest, was approximately $0.4 million.

The office lease liability is related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 9).

The mining equipment lease liability is related to equipment used by the contract miner at our Rodeo property (see Note 9).

Other Long-Term Liabilities

Other long-term liabilities of $0.4 million for the period ended December 31, 2021, are primarily related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 9). Also included in other long-term liabilities is approximately $19,000 of deferred income taxes payable (see Note 14).

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Other long-term liabilities of $0.6 million for the period ended December 31, 2020, consist of $0.3 million related to a mining equipment lease liability at our Rodeo property and $0.3 million related to lease liabilities for office space at the Company’s principal headquarters in Golden Colorado and in Mexico and Argentina (see Note 9).

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

Recurring Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value at December 31, 2021 and 2020 by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At December 31, 2021
Assets:
Cash and cash equivalents	$12,229	$—	$—	$12,229
Short-term investments	67	—	—	67
	$12,296	$—	$—	$12,296

At December 31, 2020
Assets:
Cash and cash equivalents	$9,704	$—	$—	$9,704
Short-term investments	79	—	—	79
	$9,783	$—	$—	$9,783

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term investments consist of the 1,000,000 shares of common stock of Fabled and 200,000 shares of Fabled Copper Corp. shares and are classified within Level 1 of the fair value hierarchy (see Note 8)

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

At December 31, 2021 the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy. At December 31, 2020 the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

Non-recurring Fair Value Measurements

The Company assesses, where appropriate, the fair value of its liabilities and long lived assets if circumstances indicate a change in the fair value has occurred. The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate.

The Company recorded an addition to its ARO as of December 31, 2021, of approximately $143,000 (see Note 11), reflecting a change in the fair value of the ARO primarily as the result of changes in assumptions related to the amount and timing of future expenditures used in the determination of future cash flows, following the guidance of ARC Topic 410. The fair value analysis was performed internally by the Company with the assistance of third-party experts. A third-party expert was used to assess the environmental closure and reclamation obligations for the Company. A third-party expert was also used to determine an appropriate discount rate for determining the fair value of the ARO at December 31, 2021. The valuation falls within Level 3 of the fair value hierarchy.

No other non-recurring fair value adjustments to liabilities or long lived assets were recorded during the year ended December 31, 2021. There were no non-recurring fair value measurements at December 31, 2020.

14.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740 on a tax jurisdictional basis. The provision for income taxes consists of the following:

	For the Year Ended December 31,
	2021	2020

CURRENT TAXES:	(in thousands)
United States	$—	$—
Other Countries	443	48
	$443	$48
DEFERRED TAXES:
United States	$—	$—
Other Countries	19	—
	$19	$—
Total income tax provision	$462	$48

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Income (loss) from operations before income taxes by country consists of the following:

	For the Year Ended December 31,
	2021	2020

	(in thousands)
United States	$(3,723)	$(9,056)
Other Countries	2,090	18
	$(1,633)	$(9,038)

The Company recorded $443,000 of current tax expense and $19,000 of deferred tax expense for the year ended December 31, 2021, stemming primarily from 7.5% special mining tax and the taxable income of certain subsidiaries in Mexico related to the Rodeo operation. The Company recorded $48,000 of current tax expense for the year ended December 31, 2020, stemming primarily from the taxable income of subsidiaries in Mexico.  There were no deferred taxes recorded for the year ended December 31, 2020.

A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the Consolidated Statements of Operations and Comprehensive Loss is summarized below.

	For Year Ended December 31,
	2021	2020

	(in thousands)
Tax expense (benefit) at U.S. rate of 21%	$(343)	$(1,898)
Other adjustments:
Rate differential of other jurisdictions	505	46
Effects of foreign earnings	687	(1,021)
Change in valuation allowance	(6,948)	7,246
Provision to tax return true-ups	(99)	(478)
Exchange rate changes on deferred tax assets	3,893	(4,050)
Mexican special mining tax	212	—
Expired net operating losses	2,667	753
Other	(112)	(550)
Income tax provision	$462	$48

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended
	December 31,
	2021	2020

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$110,451	$119,109
Capital loss carry forwards	1,702	1,702
Stock-based compensation	896	747
Property, plant and equipment	4,624	3,287
Other	1,755	1,662
	119,428	126,507
Less: Valuation allowance	(118,580)	(125,528)
Total deferred tax assets	848	979

Deferred tax liabilities:
Property, plant and equipment	(703)	(778)
Other	(164)	(201)
Total deferred tax liabilities	(867)	(979)
Net deferred tax asset (liability)	$(19)	$—

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets. The net deferred tax liability as of December 31, 2021 was $19,000, primarily related to the 7.5% special mining tax in Mexico.  The net deferred tax liability as of December 31, 2020 was zero.

At December 31, 2021 the Company had net operating loss carryforwards in the U.S. and in certain non-U.S. jurisdictions totaling $432.4 million. In the U.S. there are $83.8 million of net operating loss carryforwards, $13.2 million of which have no expiration, while the remaining losses will expire in future years through 2037.  In the remaining non-U.S. countries, there are $68.8 million of net operating loss carryforwards related to the Rodeo operation and Velardeña Properties in Mexico, which will expire in future years through 2030, $91.8 million in Spain, which have no expiration date, and $188.0 million in other non-U.S. countries (including Luxemburg, Peru, Argentina and Canada), which will expire in future years through 2041.

The valuation allowance offsetting the net deferred tax assets of the Company of $118.6 million and $125.5 million at December 31, 2021 and 2020, respectively, relates primarily to the uncertain utilization of certain deferred tax assets, primarily net operating loss carryforwards, in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

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

Below is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits, which excludes any estimated penalties and interest on all identified unrecognized tax benefits. The Company had no unrecognized tax benefits at December 31, 2021. The unrecognized tax benefit as of December 31, 2020 is completely offset by net deferred tax benefits and therefore does not appear on the Consolidated Balance Sheet.

	The Year Ended December 31,
	2021	2020

	(in thousands)
Gross unrecognized tax benefits at beginning of period	$249	$269
Increases for tax positions taken during prior years	—	—
Decreases relating to settlements with taxing authorities	—	—
Reductions due to lapse of statute of limitations	(249)	(20)
Gross unrecognized tax benefits at end of period	$—	$249

Tax years as early as 2016 remain open and are subject to examination in the Company’s principal tax jurisdictions. The Company does not expect a significant change to its net unrecognized tax benefits over the next 12 months. No interest and penalties were recognized in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021 or 2020, and there were no interest and penalties recognized in the statement of financial position as of December 31, 2021 and 2020. The Company classifies income tax related interest and penalties as income tax expense.

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

The net proceeds of the Offering were recorded in equity and appear as a separate line item in the Consolidated Statements of Changes in Equity. Total costs for the Offering were approximately $334,000, including listing fees, legal and other costs, and the placement agent fee of six percent of aggregate gross proceeds, however, a reduced fee was accepted with respect to one investor. All such costs were recorded as a reduction to “Additional paid in capital” on the Consolidated Balance Sheets.  Using the Black Scholes model, and assuming no triggering events take place to reduce the exercise price of the warrants, the fair value of the combined Series A and Series B warrants issued was approximately $1.9 million on April 22, 2020, the date of issuance of the warrants. The Black Scholes inputs included the closing stock price on April 22, 2020 (the date of issuance of the warrants) of $0.24, the exercise price and exercise period of the warrants, the Company’s applicable volatility rate for the period of the Warrants of 95%, and the applicable risk-free rate of 0.41%.

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

On May 9, 2018, the Company entered into a commitment purchase agreement (the “Commitment Purchase Agreement” and together with the Registered Purchase Agreement, the “LPC Program”) and a registration rights agreement (the “Registration Rights Agreement”) with LPC, pursuant to which the Company, at its sole discretion, has the right to sell up to an additional $10.0 million of the Company’s common stock to LPC, subject to certain limitations and conditions contained in the Commitment Purchase Agreement. The Company closed on the Commitment Purchase Agreement in July 2018. The Commitment Purchase Agreement expired in May 2021.

During year ended December 31, 2021, the Company did not sell any shares of common stock to LPC under the Commitment Purchase Agreement. With the May 2021 expiration of the agreement, the Company wrote off the remaining balance of $353,000 of deferred LPC Program costs to “Interest and Other Expense” on the Consolidated Statement of Operations.

During the year ended December 31, 2020 the Company sold 900,000 shares of common stock to LPC under the Commitment Purchase Agreement at an average sales price per share of approximately $0.27, resulting in net proceeds of approximately $216,000.  In addition, approximately $24,000 of Commitment Purchase Agreement costs were amortized, resulting in a remaining balance of $352,000 of deferred LPC Program costs, recorded in “Other long-term assets” on the Consolidated Balance Sheets as of December 31, 2020.

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

During the year ended December 31, 2021, the Company sold an aggregate of 1,856,960 shares of common stock under the ATM Program at an average price of $0.97 per share of common stock for net proceeds, after commissions and fees, of approximately $1.8 million. Also, approximately $57,000 of deferred ATM Program costs were amortized.  The Company has not sold any shares of common stock under the ATM since March 31, 2021.  At December 31, 2021 there was a remaining balance of $70,000 of deferred ATM Program costs, recorded in “Prepaid expenses and other assets” on the Consolidated Balance Sheets.

During the year ended December 31, 2020, the Company sold an aggregate of 823,452 shares of common stock under the ATM Agreement at an average price of $0.28 per share of common stock for net proceeds of approximately $223,000.  In addition, approximately $8,000 of deferred ATM Program costs were amortized, resulting in a remaining balance of $127,000 of deferred ATM Program costs, recorded in “Other long-term assets” on the Consolidated Balance Sheets as of December 31, 2020.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at December 31, 2021 and 2020 and changes during the years then ended:

	The Year Ended December 31,
	2021		2020
		Weighted		Weighted
		Average Grant		Average
		Date Fair		Grant Date
	Number of	Value Per	Number of	Fair Value
Restricted Stock Grants	Shares	Share	Shares	Per Share
Outstanding at beginning of period	224,002	$0.36	318,003	$0.30
Granted during the period	335,000	0.67	300,000	0.42
Restrictions lifted during the period	(265,668)	0.47	(394,001)	0.36
Forfeited during the period	—	—	—	—
Outstanding at end of period	293,334	$0.61	224,002	$0.36

During the year ended December 31, 2021, the Company recognized approximately $165,000 of stock compensation expense related to the restricted stock grants. The Company expects to recognize additional stock compensation expense related to these awards of approximately $0.1 million over the next 18 months. During the year ended December 31, 2021, 335,000 shares were granted to nine employees, with one-third of the grants (111,666 shares) vesting on the grant date and the remaining shares vesting equally on the first and second anniversaries of the grant date. Also, during the period, restrictions were lifted on the normal vesting of 154,002 shares granted to six employees in prior years.

During the year ended December 31, 2020, the Company recognized approximately $0.1 million of compensation expense related to the restricted stock grants. During the year ended December 31, 2020, 300,000 shares were granted to seven employees, with one-third of the grants (100,000 shares) vesting on the grant date and the remaining shares vesting equally on the first and second anniversaries of the grant date. In addition to the vesting of one-third of the shares granted in 2020, restrictions were lifted on the normal vesting of 214,001 shares granted to seven employees in prior years. Also, during the period, the Company lifted restrictions on 80,000 restricted shares and recognized additional compensation expense of $23,000 related to the resignation of an employee during the period.

Pursuant to the Equity Plan the Company had granted 30,310 stock options to certain officers and directors in 2010. The options with an average exercise price of $8.06 expired during 2020. The Company did not incur any expense related to stock options during the years ended December 31, 2021, and December 31, 2020, and no options remained outstanding at those dates.

Also, pursuant to the Equity Plan, the Company’s Board of Directors adopted the Non-Employee Director’s Deferred Compensation and Equity Award Plan (the “Deferred Compensation Plan”). Pursuant to the Deferred Compensation Plan, the non-employee directors receive a portion of their compensation in the form of Restricted Stock Units (“RSUs”) issued under the Equity Plan. The RSUs vest on the first anniversary of the grant and each vested RSU entitles the director to receive one unrestricted share of common stock upon the termination of the director’s board service.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at December 31, 2021 and 2020 and changes during the years then ended:

	The Year Ended December 31,
	2021		2020
		Weighted		Weighted
		Average Grant		Average
		Date Fair		Grant Date
	Number of	Value Per	Number of	Fair Value
Restricted Stock Units	Shares	Share	Shares	Per Share
Outstanding at December 31, 2020	3,610,038	$0.70	2,830,038	$0.78
Granted during the period	400,000	0.60	780,000	0.40
Restrictions lifted during the period	—	—	—	—
Forfeited during the period	—	—	—	—
Outstanding December 31, 2021	4,010,038	$0.69	3,610,038	$0.70

For the year ended December 31, 2021 the Company recognized approximately $0.2 million of compensation expense related to the RSU grants. During the year ended December 31, 2021, each of the six board members were granted 50,000 RSUs that vest one year from the grant date. During December 2021 a new director was granted 100,000 RSUs with 66,667 vesting on the grant date and the remaining 33,333 vesting one year from the grant date.

During the year ended December 31, 2020, the Company recognized approximately $0.3 million of compensation expense related to the RSU grants. During the year ended December 31, 2020, 80,000 RSUs were granted to each of the six board members. Included in the RSUs granted during the period were 300,000 RSUs awarded to the directors in lieu of the annual cash retainer. Such RSUs vested upon grant and the Company recorded $120,000 of stock compensation expense related to the grant.

In addition, during the year ended December 31, 2021, the Company granted a consultant 100,000 RSUs and recognized $67,000 of stock compensation expense. The RSUs vested on the grant date and each vested RSU entitles the consultant to receive one unrestricted share of common stock upon termination of the consulting agreement with the Company. The consultant RSUs are not included in the Directors table above.

The Company expects to recognize additional compensation expense related to the RSU grants of approximately $0.1 million over the next six months.

Key Employee Long-Term Incentive Plan

The Company’s 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”) provides for the grant of units (“KELTIP Units”) to certain officers and key employees of the Company, which units will entitle such officers and employees to receive an amount, in cash or in Company common stock (such method of settlement at the sole discretion of the Board of Directors) issued pursuant to the Company’s Equity Plan, measured generally by the price of the Company’s common stock on the settlement date. KELTIP Units are not an actual equity interest in the Company and are solely unfunded and unsecured obligations of the Company that are not transferable and do not provide the holder with any stockholder rights. Payment of the settlement amount of vested KELTIP Units is deferred generally until the earlier of a change of control of the Company or the date the grantee ceases to serve as an officer or employee of the Company.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The Company intends to settle all the KELTIP Units in common stock of the Company, an option that the Board of Directors holds in its sole discretion so long as sufficient shares remain available under the Equity Plan.  As a result, all outstanding KELTIP Units are recorded in equity at December 31, 2021 and December 31, 2020.

During the year ended December 31, 2021, the Company granted 1,605,000 KELTIP Units to two officers of the Company and recognized approximately $1.1 million of stock compensation expense related to the grants.  During the year ended December 31, 2020, the Company granted 1,400,000 KELTIP Units to two officers of the Company and recognized approximately $0.5 million of stock compensation expense related to the grants. There were 5,330,000 and 3,725,000 KELTIP Units outstanding at December 31, 2021 and December 31, 2020, respectively.

Subsequent to December 31, 2021, during January 2022, the Company granted 450,000 KELTIP units to a new officer and will recognize approximately $0.2 million of stock compensation expense related to the grant in the first quarter 2022.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at December 31, 2021 and December 31, 2020, and the changes during the years then ended:

		Weighted
	Number of	Average Exercise
	Underlying	Price Per
Common Stock Warrants	Shares	Share
Outstanding at December 31, 2019	14,653,846	$0.39
Granted during the period:
April 2020 Series A warrants	7,500,000	0.30
April 2020 Series B warrants	3,750,000	0.30
Exercised during period
April 2020 Series A warrants	(5,000,000)	0.30
April 2020 Series B warrants	(3,500,000)	0.30
Outstanding at December 31, 2020	17,403,846	0.38
Exercised during period
July 2019 Series A warrants	(200,000)	0.35
July 2019 Series B warrants	(1,500,000)	0.35
April 2020 Series A warrants	(1,400,000)	0.30
Expired during period
May 2016 warrants	(1,500,000)	0.75
Outstanding December 31, 2021	12,803,846	$0.34

The warrants relate to prior and current registered offerings and private placements of the Company’s stock.

As discussed above under “Equity – Offering and private placement transaction”, on April 20, 2020, the Company entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale of 15,000,000 shares of the Company’s common stock and in a concurrent private placement transaction, the issuance of an aggregate of 11,250,000 warrants, ultimately consisting of 7,500,000 series A warrants and 3,750,000 series B warrants.  During the year ended December 31, 2020, 5,000,000 series A warrants and 3,500,000 series B warrants were exercised,

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

for net proceeds of $2.6 million, leaving a balance of 2,500,000 and 250,000 series A and series B warrants outstanding, respectively, as of December 31, 2020. During the year ended December 31, 2021, 1,400,000 series A warrants were exercised, for net proceeds of $0.4 million, leaving a balance of 1,100,000 and 250,000 series A and series B warrants outstanding, respectively, as of December 31, 2021.

On July 17, 2019, the Company issued 8,653,846 registered shares of common stock in a registered direct offering. In connection with the offering, each investor received an unregistered Series A warrant to purchase a share of common stock for each share of common stock purchased. Each Series A warrant is exercisable six months from the date of issuance and has a term expiring in January 2025.  During the year ended December 31, 2021, 200,000 series A warrants were exercised, for net proceeds of $0.1 million, leaving a balance of 8,453,846 series A warrants outstanding.

In May 2016, the Company issued 8.0 million registered shares of common stock at a purchase price of $0.50 per share in a registered direct offering resulting in gross proceeds of $4.0 million. In connection with the offering, each investor received an unregistered warrant to purchase three-quarters of a share of common stock for each share of common stock purchased. The resulting 6,000,000 warrant shares had an exercise price of $0.75 per share, became exercisable on November 7, 2016 and were exercisable until November 6, 2021, five years from the initial exercise date. In connection with the July 2019 registered direct offering noted above, the Company also agreed to exchange, on a one-for-one basis, 4,500,000 of the May 2016 warrants for Series B warrants to purchase 4,500,000 shares of common stock at an exercise price of $0.35 per share. Each Series B warrant is exercisable six months from the date of issuance and has a term expiring in May 2022.  During the year ended December 31, 2021, 1,500,000 of the series B warrants were exercised, for net proceeds of $0.5 million, leaving a balance of 3,000,000 series B warrants outstanding.  The remaining 1,500,000 warrants from the May 2016 offering that were not exchanged in the July 2019 registered direct offering expired on November 6, 2021.

All outstanding warrants are recorded in equity at December 31, 2021 and December 31, 2020 following the guidance established by ASC Topic 815-40. The Company’s warrants allow for the potential settlement in cash if certain extraordinary events are affected by the Company, including a 50% or greater change of control in the Company’s common stock.  Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these warrants.

16. Sale of Metals and Related Costs

During the year ended December 31, 2021, the Company sold gold and silver contained in doré bars related to the Rodeo operation and recorded revenue of approximately $25.6 million, (approximately $24.7 million related to gold in the doré bars, approximately $1.2 million related to silver in the doré bars offset by refining and other selling costs of approximately $0.3 million).  The company recorded related costs of approximately $13.3 million.  The gold and silver contained in the doré bars were sold to one customer, a metals refinery located in the United States.  Under the terms of the Company’s exclusive agreement with its customer, title and control passes and revenue is recognized by the Company when the contractual performance obligations of the parties are completed, generally at the time a provisional or final payment for the gold and silver is agreed to by the parties.  A provisional payment for approximately 95% of the contained gold and silver is made generally within 10-12 days after the product is shipped and customary sales documents are completed.  A final payment for the gold and the silver is made within approximately 30 days following the date of shipment when final assays and refinery charges are agreed upon by the parties.  A separate price for the gold and silver sold is set, based on current market prices, at the time a provisional or final payment is made.  There are no minimum or maximum quantities defined under the agreement.  Refining and transport costs, deducted from the final payments made, are treated as third party costs incurred by the Company in performing its obligations under the agreement with its customer after the transfer of control on provisional sales, and are therefore netted against revenue on an accrual basis.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.

During the year ended December 31, 2020 the Company did not sell any doré products or incur any related costs.

17.	Oxide Plant Lease Revenue and Related Costs

For the year ended December 31, 2020 the Company recorded revenue of approximately $5.6 million and related costs of approximately $2.0 million associated with the lease of the Velardeña Properties oxide plant to Hecla. The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as “Revenue: Oxide plant lease” in the Consolidated Statements of Operations following the guidance of ASC 842. ASC 842 supports recording as gross revenue the reimbursement of expenses incurred directly by the Company in performing its obligations under the lease in situations where the entity has control over the specific goods or services transferred to a customer as a principal versus as an agent. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Consolidated Statements of Operations. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.

On July 7, 2020, the Company received notification from Hecla terminating the Hecla Lease, effective November 30, 2020. Therefore, during the year ended December 31, 2021, the Company did not record any income or costs associated with the lease of the oxide plant to Hecla.

For the year ended December 31, 2020, the Company recognized a reduction of $254,000 to “Revenue - plant lease” on the Company’s Condensed Consolidated Statements of Operations related to the change in the fair value of a derivative related to the Hecla Lease on November 30, 2020 (see Note 7).  During the year ended December 31, 2020, the Company also recognized approximately $180,000 “Revenue - plant lease” on the Company’s Condensed Consolidated Statements of Operations related to the amortization of deferred revenue.

18.	Interest and Other Expense, net

For the year ended December 31, 2021 the Company recognized approximately $0.4 million other expense primarily related the write off of deferred costs related to the LPC Program (see Note 15).

For the year ended December 31, 2020 the Company recorded approximately $0.1 million of interest expense, primarily related to interest paid to Autlán and interest incurred related to the financing of certain insurance premiums (see Note 12) as well as to Sentient (see Note 23).

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

19.	Cash flow information

The following table reconciles net loss for the period to cash used in operations:

	Year Ended December 31,
	2021	2020

	(in thousands)
Cash flows from operating activities:
Net loss	$(2,095)	$(9,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	611	962
Accretion of asset retirement obligation	262	249
Decrease in derivative at fair value, net	—	254
Loss (gain) on trading securities	12	(20)
Write off of deferred financing costs	352	—
Asset write off	—	100
Gain on sale of assets	(17)	(525)
Stock compensation	1,593	859
Changes in operating assets and liabilities from continuing operations:
Decrease in lease receivable	—	376
Decrease (increase) in prepaid expenses and other assets	57	(506)
Increase in inventories	(1,279)	(53)
Increase in value added tax recoverable, net	(1,245)	—
Decrease (increase) in other long-term assets	373	(341)
Increase (decrease) in reclamation liability	33	(4)
Increase (decrease) in accounts payable and accrued liabilities	2,063	(810)
Increase (decrease) in other current liabilities	54	(1,156)
Increase in deferred revenue	948	63
Decrease (increase) in other long-term liabilities	(308)	154
Net cash from (used in) operating activities	$1,414	$(9,484)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Year Ended December 31,
	2021	2020

	(in thousands)
Supplemental disclosure:
Interest paid	$8	$96
Income taxes paid	$150	$284

Supplemental disclosure of non-cash transactions:
Deferred equity offering costs amortized	$57	$32
Deferred equity offering costs written off	$352	$59

xxx

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

20.	Commitments and Contingencies

Leases and Purchase Commitments

The Company has non-cancelable operating lease and other commitments as follows:

	2022	2023	2024	2025	2026	Thereafter

El Quevar mining concessions (estimated)	$7	$7	$7	$7	$7	$—
Velardeña mining concessions (estimated)	$23	$23	$23	$23	$23	$—
Velardeña eajido and surface rights (estimated)	$56	$56	$56	$56	$56	$—
Rodeo mining concessions (estimated)	$35	$35	$35	$35	$35	$—
Rodeo eajido and surface rights (estimated)	$253	$253	$253	$253	$253	$—
Office space	$169	$161	$119	$9	$—	$—

The Company is required to make payments to the Argentine government to maintain its rights to the El Quevar mining concessions. The Company has made such payments totaling approximately $9,000 and $22,000 for the years ended December 31, 2021, and 2020, respectively.

The Company is required to pay concession holding fees to the Mexican government to maintain its rights to the Velardeña Properties and Rodeo property mining concessions.  During the years ended December 31, 2021 and 2020 the Company made such payments totaling approximately $55,000 and $52,000 respectively.  Additionally, during the years ended December 31, 2021 and 2020, the Company made annual payments to local ejidos and property owners under its surface rights agreements for the Velardeña Properties and Rodeo property of approximately $109,000 and $131,000 respectively.

The Company has office leases for its corporate headquarters in Golden, Colorado, as well as for its Velardeña Properties offices in Mexico, and exploration offices in Mexico and Argentina. The lease for the corporate headquarters expires in January 2025. Payments associated with the corporate headquarters lease were recorded to rent expense by the Company in the amounts of $175,000 and $177,000 for the years ended December 31, 2021, and 2020, respectively. The lease for the Mexican offices expires in October 2023. Payments associated with the Mexican office lease were recorded to rent expense by the Company in the amounts of $54,000 and $53,000 for the years ended December 31, 2021, and 2020, respectively. The lease for the Argentina office was renegotiated and extended during the fourth quarter 2021 and now expires in November 2024. Payments associated with the Argentina office lease were recorded to rent expense by the Company in the amounts of $10,000 and $9,000 for the years ended December 31, 2021, and 2020, respectively.

The table above assumes that no annual maintenance payments will be made more than five years after December 31, 2021. If the Company continues mining and processing at the Rodeo or the Velardeña Properties beyond five years, the Company expects that it would make annual concession and surface rights payments of approximately $79,000 per year for the life of the Velardeña mine and approximately $288,000 per year for the life of the Rodeo mine. If the Company continues to evaluate development opportunities at the El Quevar project, the Company expects that it would make annual maintenance payments of approximately $7,000 per year for the life of the El Quevar mine.

Payments associated with other exploration concessions the Company owns are not included because the Company has not completed exploration work on these concessions. Exploration success is historically low and the Company has the right to terminate the payments and release the concessions at any time.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Contingencies

During April 2021, the Company became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”).  The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”).  The lawsuit was assigned to the Fifth Specialized Commercial District Court.  Although the Company has knowledge of the existence and content of the lawsuit filed by Unifin, the Court has not officially served Minera William with the complaint as of the date of this report.  Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment.  At the time the documentation was allegedly signed, Minera Williams was a subsidiary of ECU Silver Mining prior to the Company’s acquisition of ECU in September 2011.  As a preemptive measure, Unifin has obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which has limited the Company’s and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates. Notwithstanding this action, the restrictions imposed on Minera Williams’ bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, or continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico. Unifin is seeking recovery for as much as US$12.5 million.  The Company believes there is no basis for this claim and will defend itself if and when the Company is formally served with notice of the lawsuit.  As such, the Company has not accrued an amount for this matter in its Condensed Consolidated Balance Sheets or Statements of Operations as of December 31, 2021.

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

The Company’s sole activity is the mining, construction and exploration of mining properties containing precious metals. The Company’s reportable segments are based upon the Company’s revenue producing activities and cash consuming activities. The Company reports two segments, one for its revenue producing activities in Mexico, which includes both the Velardeña Properties and the Rodeo Property, and the other comprised of non-revenue producing activities, including exploration, construction and general and administrative activities. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The financial information relating to the Company’s segments is as follows:

				Exploration, El
				Quevar,
		Costs	Depreciation,	Velardeña and
		Applicable	Depletion and	Administrative	Pre-Tax		Capital
The Year ended December 31, 2021	Revenue	to Sales	Amortization	Expense	(Income)/Loss	Total Assets	Expenditures
				(in thousands)
Mexico Operations	$25,596	$13,311	$491	$4,301	$(7,317)	$8,205	$1,552
Corporate, Exploration & Other	—	—	120	7,532	8,950	15,473	68
	$25,596	$13,311	$611	$11,833	$1,633	$23,678	$1,620

The Year ended December 31, 2020
Mexico Operations	$5,637	$1,988	$697	$1,913	$(808)	$4,175	$301
Corporate, Exploration & Other	—	—	265	8,473	9,846	14,131	169
	$5,637	$1,988	$962	$10,386	$9,038	$18,306	$470

Revenue for the year ended December 31, 2021, was from the Company's Rodeo Property in Mexico (see Note 16) and was all attributable to the sale of gold and silver doré bars. Revenue for the year ended December 31, 2020 was from the Company's Velardeña Properties in Mexico (see Note 17) and was all attributable to the lease of the oxide plant.

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

Administrative Services:

In August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient.  At December 31, 2021, Sentient, through the Sentient executive funds, held approximately 23% of the Company’s 162.5 million shares of issued and outstanding common stock. The administrative services are provided locally in Mexico by the administrative staff in the Company’s Mexico office. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. The Company also leases, from time to time, certain nonessential mining equipment to Minera Indé.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Amounts received under the arrangement reduce costs incurred for exploration.  The Company’s Board of Directors and Audit Committee approved the agreement. For the years ended December 31, 2021 and 2020, the Company charged Minera Indé approximately $263,000 and $230,000, respectively, for services and the use of equipment, offsetting costs that are recorded in “Velardeña care and maintenance” in the Condensed Consolidated Statements of Operations.

24.	Subsequent Events

Subsequent to December 31, 2021, during January 2022, the Company granted 450,000 KELTIP units to a new officer and will recognize approximately $0.2 million of stock compensation expense related to the grant in the first quarter 2022.