Form 10-Q
period 2022-03-31
Golden Minerals Co
filed 2022-05-10
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022.

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

At May 9, 2022, 163,927,992 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

		December 31,
	March 31,	2021
	2022	(Restated)

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 4)	$11,730	$12,229
Short-term investments (Note 4)	91	67
Inventories, net (Note 6)	1,963	1,608
Value added tax receivable, net (Note 7)	1,475	1,290
Prepaid expenses and other assets (Note 5)	1,122	1,145
Total current assets	16,381	16,339
Property, plant and equipment, net (Note 8)	6,563	6,627
Other long-term assets (Note 9)	693	747
Total assets	$23,637	$23,713

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 10)	$4,337	$3,509
Deferred revenue (Note 8)	1,094	1,469
Other current liabilities (Note 11)	625	721
Total current liabilities	6,056	5,699
Asset retirement and reclamation liabilities (Note 12)	3,639	3,569
Other long-term liabilities (Note 11)	246	353
Total liabilities	9,941	9,621

Commitments and contingencies (Note 19)

Equity (Note 15)
Common stock, $.01 par value, 350,000,000 shares authorized; 163,927,992 and 162,804,612 shares issued and outstanding respectively	1,639	1,628
Additional paid in capital	540,427	540,518
Accumulated deficit	(528,370)	(528,054)
Shareholders' equity	13,696	14,092
Total liabilities and equity	$23,637	$23,713

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Quarter Ended March 31,
	2022	2021

	(in thousands, except per share data)
Revenue:
Sale of metals (Note 16)	$7,506	$1,778
Total revenue	7,506	1,778
Costs and expenses:
Cost of metals sold (exclusive of depreciation shown below) (Note 16)	(4,322)	(1,536)
Exploration expense	(1,666)	(781)
El Quevar project expense	(117)	(106)
Velardeña care and maintenance costs	(536)	(199)
Administrative expense	(1,272)	(1,548)
Stock based compensation	(150)	(429)
Reclamation expense	(69)	(66)
Other operating income (expense), net	388	199
Depreciation and amortization	(65)	(155)
Total costs and expenses	(7,809)	(4,621)
Loss from operations	(303)	(2,843)
Other income (expense):
Interest and other expense, net (Note 17)	(3)	(360)
Other income	25	52
Gain (loss) on foreign currency transactions	50	(79)
Total other income (loss)	72	(387)
Loss from operations before income taxes	(231)	(3,230)
Income taxes (Note 14)	(85)	52
Net Loss	$(316)	$(3,178)
Net income (loss) per common share — basic
Loss	$(0.00)	$(0.02)
Weighted average Common Stock outstanding - basic (1)	162,511,278	160,442,137

(1)Potentially dilutive shares have not been included for loss periods because to do so would be anti-dilutive. Potentially dilutive shares at March 31, 2022 consist of 8,603,372, equivalent shares related to stock compensation and 12,803,846 equivalent shares related to warrants outstanding. Potentially dilutive shares at March 31, 2021 consist of 8,039,040 equivalent shares related to stock compensation and 14,303,846 equivalent shares related to warrants outstanding. See Note 15 for a discussion of stock-based compensation and warrants.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Quarter Ended March 31,
	2022	2021

	(in thousands)
Cash flows from operating activities:
Net cash from (used in) operating activities (Note 18)	$(475)	$(3,914)
Cash flows from investing activities:
Proceeds from sale of assets	—	17
Acquisitions of property, plant and equipment	(24)	(546)
Net cash used in investing activities	$(24)	$(529)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	2,714
Net cash from financing activities	$—	$2,714
Net decrease in cash and cash equivalents	(499)	(1,729)
Cash and cash equivalents, beginning of period	12,229	9,704
Cash and cash equivalents, end of period	$11,730	$7,975

See Note 18 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

	(in thousands except share data)
Balance, December 31, 2020	157,512,652	$1,575	$536,263	$(525,866)	$11,972
Stock compensation accrued (Note 15)	—	—	429	—	429
Shares issued under the at-the-market offering agreement, net (Note 15)	1,856,960	19	1,681	—	1,700
Warrants exercised (Note 15)	3,100,000	31	984	—	1,015
Net loss	—	—	—	(3,178)	(3,178)
Balance, March 31, 2021	162,469,612	$1,625	$539,357	$(529,044)	$11,938

Balance, December 31, 2021	162,804,612	$1,628	$540,518	$(527,961)	$14,185
Adjustment related to correction of immaterial error (note 3)	—	—	—	(93)	(93)
Adjusted balance at January 1, 2022	162,804,612	1,628	540,518	(528,054)	14,092
Stock compensation accrued (Note 15)	—	—	149	—	149
KELTIP shares issued net of shares relinquished to cover withholding taxes (Note 15)	1,123,380	11	(240)	—	(229)
Net loss	—	—	—	(316)	(316)
Balance, March 31, 2022	163,927,992	$1,639	$540,427	$(528,370)	$13,696

The accompanying notes form an integral part of these condensed consolidated financial statements

GOLDEN MINERALS COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

(Unaudited)

1.     Basis of Preparation of Financial Statements and Nature of Operations

Golden Minerals Company (the “Company”), a Delaware corporation, has prepared these unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements do not include all disclosures required by GAAP for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation.  Certain prior period amounts may have been reclassified to conform to current classifications. Interim results are not necessarily indicative of results for a full year; accordingly, these interim financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and filed with the SEC on March 23, 2022.

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

2.	New Accounting Pronouncements

There were no new accounting pronouncements issued during 2022 that would affect the Company or have a material impact on its consolidated financial position or results of operations.

3.     Correction of Immaterial Error

In the first quarter 2022, the Company became aware that at December 31, 2021, it had failed to properly record a royalty tax payable in Mexico related to its Rodeo operations. The effect of correcting this error was to reduce beginning retained earnings by $93,000 at January 1, 2022, as reflected in the accompanying Condensed Consolidated Statements of Changes in Equity.

The Company evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on such evaluation, the Company concluded that while the accumulation of the error was significant to the three months ended March 31, 2022, the correction would not be material to results of operations for the period ended December 31, 2021, nor did it have an effect on the trend of financial results, taking into account the requirements of the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Accordingly, we are correcting the error for the December 31, 2021, Condensed Consolidated Balance Sheets included in this Form 10-Q.

4.     Cash and Cash Equivalents and Short-term Investments

Of the $11.7 million reported as “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets at March 31, 2022, the Company had approximately $153,000 that was unavailable for use due to a court order freezing the bank accounts of one of the Company’s subsidiaries in Mexico related to a lawsuit, as further described in Note 19.  The restrictions imposed on the subsidiary’s bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, or to continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico.

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

The following tables summarize the Company's short-term investments at March 31, 2022 and December 31, 2021:

		Estimated	Carrying
March 31, 2022	Cost	Fair Value	Value

	(in thousands)
Investments:
Short-term:
Trading securities	$59	$91	$91
Total trading securities	59	91	91
Total short term	$59	$91	$91

December 31, 2021
Investments:
Short-term:
Trading securities	$59	$67	$67
Total trading securities	59	67	67
Total short term	$59	$67	$67

The short-term investments at March 31, 2022 and at December 31, 2021, consist of 1,000,000 common shares of Fabled Silver Gold Corp. (“Fabled”), and 200,000 common shares of Fabled Copper Corp. Fabled is a junior mining company that entered into an option agreement with the Company to acquire the Company’s option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (see Note 8). The common shares were issued to the Company as partial consideration per the terms of the option agreement.  The Fabled Copper Corp. shares were received in a spin-off of assets from Fabled that occurred on December 21, 2021, to which all existing shareholders of Fabled were entitled.

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

5.     Prepaid Expenses and Other Assets

Prepaid expenses and other current assets at March 31, 2022 and December 31, 2021 consist of the following:

	March 31,	December 31,
	2022	2021

	(in thousands)
Prepaid insurance	$571	$575
Recoupable deposits and other	551	570
	$1,122	$1,145

The March 31, 2022 recoupable deposits and other includes a receivable from Barrick for reimbursement of costs of approximately $0.3 million related to the Earn-in Agreement (see Note 8).

6.     Inventories, net

Inventories at the Rodeo operation at March 31, 2022 and December 31, 2021 consist of the following:

	March 31,	December 31,
	2022	2021

	(in thousands)
Doré inventory	$506	$481
In-process inventory	815	668
Material and supplies	642	459
	$1,963	$1,608

Doré and in-process inventories, recorded at book value, include $24,000 of capitalized depreciation and amortization. Doré inventory at March 31, 2022 consists of 375 payable ounces of gold and 1,379 payable ounces of silver.

Doré inventory at December 31, 2021 consists of 626 payable ounces of gold and 1,958 payable ounces of silver and includes approximately $21,000 of capitalized depreciation and amortization.

The materials and supplies inventories at March 31, 2022 and December 31, 2021 are primarily related to the Rodeo operation and are reduced by a $0.3 million obsolescence reserve.

7.Value added tax receivable, net

At March 31, 2022, the Company recorded a net value added tax (“VAT”) paid in Mexico of $1.5 million, related to the Velardeña Properties and the Rodeo operation, as a recoverable asset, which appears in “Value added tax receivable, net” on the Condensed Consolidated Balance Sheets.  Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts will be recovered within a one-year period.  At March 31, 2022, the Company recorded approximately $0.5 million of VAT payable as a reduction to the VAT receivable in Mexico. At December 31, 2021, the Company had recorded approximately $1.3 million of VAT receivable.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

8.

8.     Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2022	2021

	(in thousands)
Mineral properties	$9,353	$9,353
Exploration properties	2,418	2,418
Royalty properties	200	200
Buildings	3,806	3,806
Mining equipment and machinery	17,499	17,477
Other furniture and equipment	1,331	1,328
Asset retirement cost	1,057	1,057
	35,664	35,639
Less: Accumulated depreciation and amortization	(29,101)	(29,012)
	$6,563	$6,627

El Quevar Earn-In Agreement

At March 31, 2022 Barrick has continued with exploration activities, per the terms of the Earn-in Agreement, at the Company’s El Quevar project located in the Salta Province of Argentina. As of March 31, 2022, Barrick had met the $1 million in work expenditures that would allow them to withdraw from the Earn-in Agreement.

Sale of Santa Maria Property

The Company recorded a $1.5 million payment it received from Fabled in December 2021, to Deferred revenue on the accompanying Condensed Consolidated Balance Sheets and is amortizing the amount to income over a one-year period. Upon receipt of each cash payment, the agreement imposes a performance obligation on the Company to provide Fabled an exclusive right to the Santa Maria Properties to conduct exploration and mining activities during the period from receipt of the payment until the due date of the next required payment. Accordingly, the Company has determined that its performance obligation for each option payment received is satisfied over time. At March 31, 2022, there is a remaining unamortized balance of approximately $1.1 million.

9.Other Long-Term Assets

Other long-term assets at March 31, 2022 and December 31, 2021 consist of the following:

	March 31,	December 31,
	2022	2021

	(in thousands)
Deferred offering costs	$70	$70
Right of use assets	623	677
	$693	$747

The deferred offering costs at March 31, 2022 and December 31, 2021 are associated with the ATM Agreement (see Note 15).

The right of use assets at March 31, 2022 include approximately $0.4 million related to certain office leases and $0.2 million related to a mining equipment lease at our Rodeo Property.  The right of use assets at December 31, 2021 include approximately $0.4 million related to certain office leases and $0.3 million related to a mining equipment lease at our Rodeo Property.

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

The lease liabilities noted above have been included in “Other liabilities”, short term and long term (Note 11), in the Company’s Consolidated Balance Sheets at March 31, 2022 and December 31, 2021.

10.     Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	March 31,	December 31,
	2022	2021

	(in thousands)
Accounts payable and accruals	$2,449	$1,079
Accrued employee compensation and benefits	1,803	2,009
Income taxes payable	85	421
	$4,337	$3,509

March 31, 2022

Accounts payable and accruals at March 31, 2022 are primarily related to amounts due to contractors and suppliers, denominated in US dollars, in the amounts of $1.8 million related to the Company’s Velardeña Properties and Rodeo operation and $0.6 million related to exploration and corporate administrative activities.

Accrued employee compensation and benefits at March 31, 2022 consist of $0.4 million of accrued vacation payable and $1.4 million related to withholding taxes and benefits payable. Included in the $1.8 million of accrued employee compensation and benefits is $1.3 million related to activities at the Velardeña Properties and Rodeo operation.

December 31, 2021

Accounts payable and accruals at December 31, 2021 are primarily related to amounts due to contractors and suppliers, denominated in US Dollars, in the amounts of $0.7 million related to the Company’s Velardeña and Rodeo properties and $0.2 million related to corporate administrative and exploration activities.

Accrued employee compensation and benefits at December 31, 2021 consist of $0.2 million of accrued vacation payable and $1.8 million related to withholding taxes and benefits payable. Included in the $2.0 million of accrued employee compensation and benefits is $1.3 million related to activities at the Velardeña and Rodeo Properties.

The income taxes payable are related to operations at the Company’s Mexican subsidiaries (see Note 14).

11.     Other Liabilities

Other Current Liabilities

The following table sets forth the Company’s other current liabilities at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

	(in thousands)
Premium financing	$248	$394
Office lease liability	171	120
Mining equipment lease liability	206	207
	$625	$721

The premium financing consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers insurance. In November 2021 the Company financed approximately $0.4 million of its premium for directors and officers’ insurance. The premium is payable in eight equal payments at an interest rate of 4.0% per annum.

The office lease liability is related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina.

The mining equipment lease liability is related to equipment used by the contract miner at our Rodeo property (see Note 9).

Other Long-Term Liabilities

Other long-term liabilities of $0.2 million for the period ended March 31, 2022, is all related to lease liabilities for office space at the Company’s principal headquarters in Golden Colorado and in Mexico and Argentina (see Note 9).

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

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first three months of 2022, the Company recognized approximately $69,000 of accretion expense.

The following table summarizes activity in the Velardeña Properties ARO:

	Quarter Ended
	March 31,
	2022	2021

	(in thousands)
Beginning balance	$3,561	$3,156

Changes in estimates, and other	—	(86)
Accretion expense	70	66
Ending balance	$3,631	$3,136

The change in estimates of the ARO recorded during 2021 is primarily the result of changes in assumptions related to inflation factors used in the determination of future cash flows.

The asset retirement obligation and reclamation liability set forth on the accompanying Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021 also includes a nominal amount of reclamation liability related to activities at the El Quevar project in Argentina.  Environmental costs at the Rodeo Property will be expensed as incurred.  There were no environmental costs incurred at the Rodeo Property for the three months ended March 31, 2022 or March 31, 2021.

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at March 31, 2022 and December 31, 2021, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At March 31, 2022
Assets:
Cash and cash equivalents	$11,730	$—	$—	$11,730
Short-term investments	91	—	—	91
	$11,821	$—	$—	$11,821

At December 31, 2021
Assets:
Cash and cash equivalents	$12,229	$—	$—	$12,229
Short-term investments	67	—	—	67
	$12,296	$—	$—	$12,296

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term investments consist of the common stock in Fabled and are classified within Level 1 of the fair value hierarchy (see Note 4).

At March 31, 2022 and December 31, 2021, the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at March 31, 2022 or December 31, 2021.

14.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  In accordance with ASC 740, the interim provision for taxes was calculated by using the estimated annual effective tax rate applied to the year-to-date income or losses on a jurisdictional basis.  Although the Company has generated ordinary losses on a year-to-date basis, the Company has projected taxable income by year end in certain tax jurisdictions, for which an annual effective tax rate has been calculated.  For the three months ended March 31, 2022, the Company recognized $85,000 of income tax expense, of which $68,000 represented a current tax expense and $17,000 was a deferred tax expense.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets. As of March 31, 2022, the Company had no net deferred tax assets and a net deferred tax liability of $36,000 on the Condensed Consolidated Balance Sheets, primarily related to the 7.5% special mining tax in Mexico.  As of December 31, 2021, the Company had no net deferred tax assets and a net deferred tax liability of $19,000, primarily related to the 7.5% special mining tax in Mexico.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had no unrecognized tax benefits at March 31, 2022 or December 31, 2021.

15.     Equity

Commitment purchase agreement

On May 9, 2018, the Company entered into a commitment purchase agreement (the “Commitment Purchase Agreement”) with Lincoln Park Capital (“LPC”), pursuant to which the Company, at its sole discretion, had the right to sell up to $10.0 million of the Company’s common stock to LPC, subject to certain limitations and conditions contained in the Commitment Purchase Agreement (the “LPC Program”). The Company closed on the Commitment Purchase Agreement in July 2018. Under the terms of the agreement, the LPC Program expired as of June 30, 2021.

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

During the first three months of 2022, the Company did not sell shares of common stock under the ATM Program. At March 31, 2022, there was a remaining balance of $70,000 of deferred ATM Program costs, recorded in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at March 31, 2022 and the changes during the three months then ended:

Weighted
Average Grant
Date Fair
	Number of	Value Per
Restricted Stock Grants	Shares	Share
Outstanding at beginning of period	293,334	$0.61
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at end of period	293,334	$0.61

For the three months ended March 31, 2022, the Company recognized approximately $26,000 of stock compensation expense related to the restricted stock grants. The Company expects to recognize additional stock compensation expense related to these awards of approximately $66,000 over the next 18 months.

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

The following table summarizes the status of the RSU grants issued to Directors of the Company under the Deferred Compensation Plan at March 31, 2022 and the changes during the three months then ended:

Weighted
Average Grant
Date Fair
	Number of	Value Per
Restricted Stock Units	Shares	Share
Outstanding at December 31, 2021	4,010,038	$0.69
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding March 31, 2022	4,010,038	$0.69

For the three months ended March 31, 2022, the Company recognized approximately $56,000 of stock compensation expense related to the RSU grants. The Company expects to recognize additional stock compensation expense related to the RSU grants of approximately $32,000 over the next 9 months.

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

The Company intends to settle all the KELTIP Units in common stock of the Company, an option that the Board of Directors holds in its sole discretion so long as sufficient shares remain available under the Equity Plan.  As a result, all outstanding KELTIP Units are recorded in equity at March 31, 2022 and December 31, 2021.

During the three months ended March 31, 2022, the Company granted 450,000 KELTIP Units to a new officer of the Company. One third of the KELTIP Units granted vested on the grant date with the remaining KELTIP Units vesting one third on each of the first and second anniversaries of the grant.  For the three months ended March 31, 2022, the Company recognized approximately $69,000 of stock compensation expense related to the grant and expects to recognize approximately $102,000 of additional expense over the next nine months. Also, during the three months ended March 31, 2022, an officer of the Company retired and was issued 1,123,380 shares of the Company’s common stock net of 456,620 shares relinquished to cover withholding taxes. The shares issued were in settlement of previously granted KELTIP Units. During the three months ended March 31, 2021, the Company granted 480,000 KELTIP Units to two officers of the Company and recognized approximately $0.4 million of stock compensation expense related to the grants. There were 4,200,000 and 5,330,000 KELTIP Units outstanding at March 31, 2022 and December 31, 2021, respectively.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at December 31, 2021 and March 31, 2022, and the changes during the three months then ended:

Weighted
	Number of	Average Exercise
	Underlying	Price Per
Common Stock Warrants	Shares	Share
Outstanding at December 31, 2021	12,803,846	0.34
Granted during the period	—
Exercised during period	—
Expired during period	—
Outstanding March 31, 2022	12,803,846	$0.34

The warrants relate to prior registered offerings and private placements of the Company’s stock.

All outstanding warrants are recorded in equity at March 31, 2022 and December 31, 2021 following the guidance established by ASC Topic 815-40. The Company’s warrants allow for the potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock.  Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these warrants.

16. Sale of Metals and Related Costs

During the three months ended March 31, 2022, the Company sold gold and silver contained in doré bars related to the Rodeo operation and recorded revenue of approximately $7.5 million and related costs of approximately $4.3 million.  The gold and silver contained in the doré bars were sold to one customer, a metals refinery located in the United States.  Under the terms of the Company’s agreement with its customer, title passes and revenue is recognized by the Company when the contractual performance obligations of the parties are completed, generally at the time a provisional or final payment is made.  A provisional payment for approximately 95% of the contained gold and silver is made generally within 10-12 days after the product is shipped and customary sales documents are completed.  A final payment is made within approximately 30 days following the date of shipment when final assays and refinery charges are agreed upon by the parties.  A price for the gold and silver sold is set, based on current market prices, at the time a provisional or final payment is made.  Refining and transport costs, deducted from the final payments made, are treated as third party agent costs incurred by the Company in performing its obligations under the agreement with its customer after the transfer of control on provisional sales, and are therefore netted against revenue on an accrual basis.

During the three months ended March 31, 2021, the Company sold gold and silver contained in doré bars related to the Rodeo operation and recorded revenue of approximately $1.8 million and related costs of approximately $1.5 million.

Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.

17.     Interest and Other Expense, Net

For the three months ended March 31, 2022, the Company recognized a nominal amount of Interest and Other Expense.

For the three months ended March 31, 2021, the Company recognized approximately $0.4 million of Interest and Other Expense primarily related to the write-off of deferred costs related to the LPC Program (see Note 15).

18.     Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Quarter Ended March 31,
	2022	2021

	(in thousands)
Cash flows from operating activities:
Net loss	$(316)	$(3,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65	155
Accretion of asset retirement obligation	69	66
Gain on trading securities	(25)	(52)
Write off of deferred financing costs	—	352
Asset write off	—	54
Gain on sale of assets	—	(17)
Stock compensation	150	429
Changes in operating assets and liabilities from continuing operations:
Decrease in lease receivable	—	72
Decrease (increase) in prepaid expenses and other assets	23	(478)
Increase in inventories	(331)	(1,500)
Increase in value added tax recoverable, net	(185)	—
Decrease in other long-term assets	54	—
Decrease in reclamation liability	—	(87)
Increase in accounts payable and accrued liabilities	599	669
Decrease in other current liabilities	(96)	(124)
Decrease in deferred revenue	(374)	(140)
Decrease in other long-term liabilities	(108)	(135)
Net cash used in operating activities	$(475)	$(3,914)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Quarter Ended March 31,
	2022	2021

	(in thousands)
Supplemental disclosure:
Interest paid	$—	$5
Income taxes paid	$310	$—

Supplemental disclosure of non-cash transactions:
Deferred equity offering costs amortized	$—	$57
Deferred equity offering costs written off	$—	$352
Shares withheld for accrued tax withholding	$229	$—

19.     Commitments and Contingencies

During April 2021, the Company became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”).  The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”).  The lawsuit was assigned to the Fifth Specialized Commercial District Court.  Although the Company has knowledge of the existence and content of the lawsuit filed by Unifin, the Court has not officially served Minera William with the complaint as of the date of this report.  Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment.  At the time the documentation was allegedly signed, Minera Williams was a subsidiary of ECU Silver Mining prior to the Company’s acquisition of ECU in September 2011.  As a preemptive measure, Unifin has obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which has limited the Company’s and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates. Notwithstanding this action, the restrictions imposed on Minera Williams’ bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, or continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico. Unifin is seeking recovery for as much as US$12.5 million.  The Company believes there is no basis for this claim and will defend itself if and when the Company is formally served with notice of the lawsuit.  As such, the Company has not accrued an amount for this matter in its Condensed Consolidated Balance Sheets or Statements of Operations as of March 31, 2022.

At December 31, 2021, the Company had no gain or loss contingencies.  The Company has certain purchase and lease commitments as set forth in the Company’s Form 10-K for the year ended December 31, 2021.

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

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative	Pre-Tax (gain)		Capital
March 31, 2022	Revenue	to Sales	Amortization	Expense	loss	Total Assets	Expenditures
Mexico Operations	$7,506	$4,322	$53	$1,819	$(1,683)	$9,405	$23
Corporate, Exploration and Other	—	—	12	1,772	1,914	14,232	1
	$7,506	$4,322	$65	$3,591	$231	$23,637	$24

Three Months Ended
March 31, 2021
Mexico Operations	$1,778	$1,536	$109	$659	$452	$7,917	$541
Corporate, Exploration and Other	—	—	46	1,975	2,778	10,908	5
	$1,778	$1,536	$155	$2,634	$3,230	$18,825	$546

21.     Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services, Lease of Equipment:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient.  At March 31, 2022, Sentient, through the Sentient executive funds, holds approximately 23% of the Company’s 162.8 million shares of issued and outstanding common stock.  The administrative services are provided locally in Mexico by the administrative staff in the Company’s Mexico office. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. The Company also leases, from time to time, certain nonessential mining equipment to Minera Indé. Amounts received under the arrangement reduce costs incurred for exploration.  The Company’s Board of Directors and Audit Committee approved the agreement. For the three months ended March 31, 2022 and 2021, the Company charged Minera Indé approximately $45,000 for services and the use of equipment, offsetting costs that are recorded in “Exploration expense” in the Condensed Consolidated Statements of Operations.

22.     Subsequent Events

Subsequent to March 31, 2021, in May, 2022, the Company granted 500,000 KELTIP units to a new officer and will recognize approximately $30,000 of stock compensation expense in the second quarter 2022.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law. During the three months ended March 31, 2022, our principal source of revenue was from the sale of gold and silver from our Rodeo Property in Durango, Mexico. We incurred net operating losses for the three months ended March 31, 2022 and 2021.

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

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 23, 2022.

2022 Highlights

Rodeo Property

From inception in January 2021, through the end of Q1 2022, we have produced 18,006 ounces of gold and 64,872 ounces of silver from Rodeo.  Cash costs per ounce produced have averaged $982 net of silver credits.  The operation continues to be a significant source of positive cash flow for the company.

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

We installed a new regrind mill circuit at the plant specifically designed to process the harder mined material coming from the Rodeo Property.  The new circuit, which was fully operational at the end of April 2021, allowed us to increase daily throughput of Rodeo material in the oxide plant to at least 500 tonnes per day.  Mill throughput averaged 532 tonnes per day in third quarter 2021 and 468 tonnes per day in fourth quarter 2021.  At approximately 500 tonnes per day, the current life of the Rodeo mine is estimated to run through the third quarter of 2023, based on our current estimate of remaining mineral resources as reported in the recently filed Technical Report Summary.

The table below sets forth the key processing and sales statistics for the Rodeo operation for the three months ended March 31, 2022:

Rodeo Operations Statistics
(in thousands except per unit amounts)

Quarter Ended
March 31, 2022
Tonnes mined (1)	203,591
Tonnes in stockpiles awaiting processing (2)	10,898
Tonnes in low grade stockpiles (3)	88,559
Tonnes processed	47,437
Average tonnes per day processed	527

Average gold grade processed (grams per tonne)	3.1
Average silver grade processed (grams per tonne)	11.6

Plant recovery - gold (%)	75.4
Plant recovery - silver (%)	82.8

Payable gold produced in doré (ounces)	3,608
Payable silver produced in doré (ounces)	13,944
Payable gold equivalent produced in doré (ounces) (4)	3,787

Gold sold in doré (ounces)	3,855
Silver sold in doré (ounces)	14,481
Gold equivalent sold in doré (ounces) (4)	4,040

Average realized price, before refining and selling costs
Gold (dollar per ounce)	$1,888
Silver (dollar per ounce)	$24.24

(1) Includes all mined material transported to the plant, stockpiled or designated as waste
(2) Includes mined material stockpiled at the mine or transported to the plant awaiting processing in the plant
(3) Material grading between 1.6 g/t (current cutoff grade) and 1 g/t Au held for possible future processing
(4) Gold equivalents based on realized $ Au and $ Ag price

The following table highlights additional non-GAAP cost and revenue statistics related to the Rodeo operations:

Quarter Ended March 31, 2022
(in thousands except per unit amounts)

Total cash operating costs	$4,423
Treatment and refining costs	129
Silver by-product credits	(351)
Total cash costs, net of by-product credits	$4,201

Total cash cost per unit
Payable gold ounces produced in doré	3,608
Total cash operating costs	$1,226
Treatment and refining charges	36
Silver by-product credits	(97)
Total cash costs, net of by-product credits, per payable gold ounce (1)	$1,164

Tonnes Processed in plant	47,437
Total cash operating costs per tonne processed	$93

(1) Cash costs, net of by-product credits, per payable ounce of gold is a non-GAAP financial measure

Total cash operating costs for the three months ended March 31, 2022, as depicted in the table above, include all production costs during the period, including mining, milling and general and administrative costs related to mined material.

For the full year 2022, we are estimating that we will process 175,000 to 185,000 tonnes in the oxide plant, or approximately 500 tonnes per day, with payable extraction for 2022 of approximately 12,000 to 14,000 ounces of gold and 42,000 to 47,000 ounces of silver. Grades for 2022 are estimated to be approximately 2.9 grams per tonne for gold and 9.4 grams per tonne for silver, lower than grades achieved in 2021, but as anticipated in the PEA mine plan for 2022. Mill recoveries are expected to continue during 2022 near current rates of approximately 80 percent for both gold and silver. Higher expected total throughput in the oxide plant for the year 2022, as compared to 2021, will help offset the lower gold grades anticipated for 2022 resulting in similar payable gold extraction in 2022 as compared to 2021, but unit costs will be higher in 2022 as a result of higher plant throughput. Cash costs per payable gold ounce, net of silver by-product credits, are expected to be approximately $1,100 to $1,200 for the full year 2022.

Using an assumed gold price of $1,800/oz and an assumed silver price of $25.00/oz, net operating margin for the full year 2022 from the Rodeo Property (defined as revenue from the sale of metals less the cost of metals sold) is estimated at approximately $7.0 million to $9.0 million.  Our realized prices for the three months ended March 31, 2022, as shown above, were $1,888 and $24.24 for gold and silver, respectively. The estimates detailed above for 2022 were derived using the actual results of operations achieved during 2021 and a projection of the mine plan, grades, plant throughput, and recoveries for 2022. Actual future results from mining at Rodeo may vary significantly based upon, among other things, unanticipated variations in grade, unexpected challenges associated with our proposed mining plan, volatility in commodity prices, variations in expected recoveries, increases in projected operating costs, working capital or capital costs or interruptions in mining. See “Risk Factors – Risk Factors related to our Mining and Processing Activities” as described in our Form 10-K for the period ended December 31, 2021.

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

“Total cash costs, net of by-product credits, per payable gold ounce,” is a non-GAAP measure, and includes all direct and indirect operating cash costs associated with the physical activities that would generate doré products for sale to customers, including mining to gain access to mineralized materials, mining of mineralized materials and waste, milling, third-party related treatment, refining and transportation costs, on-site administrative costs and royalties. Total cash costs do not include depreciation, depletion, amortization, exploration expenditures, reclamation and remediation costs, sustaining capital, financing costs, income taxes, or corporate general and administrative costs not directly or indirectly related to the Rodeo project. By-product credits include revenues from silver contained in the products sold to customers during the period. “Total cash costs, net of by-product credits”, are divided by the number of payable gold ounces generated by the plant for the period to arrive at “Total cash costs, net of by-product credits, per payable gold ounce.”

“Cost of metals sold”, reported as a separate line item in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2022, is the most comparable financial measure, calculated in accordance with GAAP, to “Total cash costs, net of by-product credits”. “Cost of metals sold” includes adjustments for changes in inventory and excludes third-party related treatment and refining costs, which are reported as part of revenue in accordance with GAAP.  The following table presents a reconciliation for the three months ended March 31, 2022 between the non-GAAP measure of “Total cash cost, net of by-product credits” to the most directly comparable GAAP measure, “Cost of metals sold”.

Reconciliation of Cash Costs to Cost of Metals Sold

Reconciliation of Costs of Metals Sold (GAAP) to Total Cash Costs, net of By-product Credits (Non-GAAP)
Quarter Ended March 31, 2022
Total cash costs, net of by-product credits	$4,201

Reconciliation to GAAP measure:
Treatment and refining costs	$(129)
Silver by-product credits	351
Write down of inventories to net realizable value	—
Change in inventory (excluding depreciation, depletion and amortization)	(101)
Cost of metals sold	$4,322

Rodeo Exploration

In October 2021, we completed an exploration drilling program at Rodeo aimed at expanding the resource. The program included about 5,648 meters in 82 shallow holes at selected near-surface targets located immediately adjacent to the current pit. In November 2021, we announced the final assay results from the drilling program, which included potentially resource-grade intercepts on the north, south and west sides of the currently planned open pit. The drill program included 47 reverse circulation (RC) holes totaling 3,187 meters and 35 core holes totaling 2,461 meters. The drill program has modestly extended the life of mine plan for Rodeo through the third quarter of 2023 based on processing material at a cut-off grade of 1.6 g/t Au. In March 2022, we finished a small additional RC drill program (approximately 2,500 m) to finish delineating the mineralized area on the south side of the current pit.  The delineation drilling in the 2021 program has been incorporated in the resource update as described in the Technical Report Summary for the Rodeo Property filed in March 2022 and contributed to the extension of the life of mine considered in the initial assessment.

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

In June 2021 we began limited scale mining activities at our Velardeña underground mine to obtain further bulk samples for use in final optimization of the bio-oxidation plant design and for use in additional flotation separation studies that will indicate how we can effectively separate the gold-bearing minerals into the pyrite-arsenopyrite concentrate that is proposed for processing in the bio-oxidation circuit.  We are also testing mining methods to demonstrate that we can effectively control mining dilution to obtain the head grades that we expect based on our PEA study.  We should have the results of these studies in the next few months.

Yoquivo

We completed an initial drill program of 3400 meters in 15 holes at Yoquivo in December 2020. The drilling identified four separate vein systems in which surface sampling has returned grades up to 4,050 g/t silver and 27.7 g/t gold from surface. Of substantial interest was the discovery of a new vein parallel to and east of the Pertenencia vein. While the other principal veins have been partially mined from surface to the water table (up to 130 meters) in the case of San Francisco and Pertenencia, and over a much less extensive vertical interval in the case of El Dolar and Esperanza, the new vein is unmined from surface. We completed a second drill program of 3,949 meters in 21 holes exploring the Pertenencia, Esperanza and Dolar vein systems.  The drill program demonstrated the potential for the Pertenencia vein to host significant high-grade mineralization and hit multiple high-grade veins and suggests there may be additional blind veins to be found on the property.

In April 2022 we started a third drilling program designed to further delineate the previously encountered vein-hosted mineralized intervals. We expect this round of drilling will give us sufficient information to estimate an initial gold-silver resource.

El Quevar

In April 2020, we entered into the Earn-in Agreement with Barrick, pursuant to which Barrick has acquired an option to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina (the “Option”).  For a description of the Earn-In Agreement, see “Our Material Mining Properties – El Quevar” in our Annual Report Form 10-K for the year ended December 31, 2021.  During the earn-in period, in addition to the exploration spending, Barrick will fund the holding costs of the property, which will qualify as work expenditures. Barrick will reimburse us for expenses related to maintaining the exploration camp, which will initially be run by us under a service agreement, and which will also qualify as work expenditures.  Through December 31, 2021, approximately $0.9 million of expenses incurred by us have been or are expected to be reimbursable under the Earn-in Agreement. As of December 31, 2021, Barrick had met the minimum $1 million in work expenditures required by the Earn-in Agreement. If Barrick elects to terminate the Earn-In Agreement, we will become responsible for future holding costs and exploration spending related to the property.

Sarita Este

In December 2019, we paid $150,000 to enter into an option agreement with Cascadero Minerals Corporation (“Cascadero”) to acquire a 51% interest in the gold/copper Sarita Este concession, located in the northwest portion of the Province of Salta, Argentina, located near the Taca Taca project owned by First Quantum Minerals.  The option agreement calls for us to spend at least $0.3 million in exploration expenditures and complete a 2,000-meter drill program by the end of 2021, another $0.5 million by the end of 2022, and another approximately $1.6 million by 2023 for a total $2.5 million. We have spent approximately $1.4 million since entering into the agreement in December 2019.

In the fourth quarter of 2021, we completed the first drill program ever conducted at Sarita Este, which involved drilling 10 diamond drill holes totaling 2,518 meters to explore untested epithermal gold-silver and copper porphyry targets. In January 2022, we announced assay results from the drill program, including the potential of an oxidized gold system and a copper porphyry system. We have submitted new permits for trenching and additional drilling that we plan to complete during a 2022 field campaign.

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three months ended March 31, 2022, to the results from operations for the three months ended March 31, 2021.

Three Months Ended March 31, 2022

Revenue from the sale of metals.  We recorded $7.5 million and $1.8 million in revenue from doré sales for the three months ended March 31, 2022, and 2021, respectively. The first quarter of 2021 was during the startup phase at our Rodeo property resulting in lower revenue as compared to the same period of 2022.

Costs of metals sold.  For the three months ended March 31, 2022 and 2021, we recorded $4.3 million and $1.5 million of costs of metals sold, respectively.

Exploration expense. Our exploration expense, including property holding costs and allocated administrative expenses, totaled $1.7 million and $0.8 million for the three months ended March 31, 2022, and March 31, 2021, respectively.  The higher exploration expense for 2022 is primarily related to increased exploration at our Velardeña Properties, Rodeo operation in Mexico and Sarita Este property in Argentina during the period.

Velardeña care and maintenance costs. We recorded $0.5 million and $0.2 million for the three-month periods ended March 31, 2022 and March 31, 2021, respectively, for expenses related to care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.

El Quevar project expense. We incurred $0.1 million and $0.1 million for the three-month periods ended March 31, 2022, and March 31, 2021, respectively, related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. During the three months ended March 31, 2022 and March 31, 2021, approximately $0.2 million and $0.1 million of costs actually incurred were offset by reimbursements from Barrick, respectively as discussed above.

Administrative expense. Administrative expenses totaled $1.3 million for the three months ended March 31, 2022. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Rodeo Property, Velardeña Properties, El Quevar project and our exploration portfolio. The $1.3 million of administrative expenses we incurred during the three months ended March 31, 2022, is comprised of $0.6 million of employee compensation and directors’ fees, $0.5 million of professional fees and $0.2 million of insurance, rents, travel expenses, utilities and other office costs. Administrative expenses totaled $1.5 million for the three months ended March 31, 2021. The $1.5 million of administrative expenses we incurred during the first three months of 2021 is comprised of $0.8 million of employee compensation and directors’ fees, $0.4 million of professional fees and $0.3 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the three months ended March 31, 2022, we incurred approximately $0.2 million of expense related to stock-based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.  During the three months ended March 31, 2021, we incurred approximately $0.4 million of expense related to stock-based compensation.  Stock based compensation was higher in the 2021 period due primarily to stock awards granted to executives.

Reclamation and accretion expense. During each of the three months ended March 31, 2022, and March 31, 2021, we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties and environmental liabilities associated with the Rodeo operation.

Other operating income (expense), net. We recorded $0.4 million of other operating income for the three months ended March 31, 2022, primarily related to the amortization of deferred income related to the option agreement for the sale of the Santa Maria property, as discussed above.  We recorded $0.2 million of other operating income for the three months ended March 31, 2021, primarily related to the amortization of deferred income related to the option agreement for the sale of the Santa Maria property.

Depreciation, depletion and amortization. During the three-month periods ended March 31, 2022, and March 31, 2021, we incurred depreciation, depletion and amortization expense of approximately $0.1 million and $0.2 million, respectively.

Interest and other expense, net. We recorded a nominal amount of interest and other expense, net for the three months ended March 31, 2022. We recorded approximately $0.4 million of interest and other expense, net for the three months ended March 31, 2021, primarily related to write-off of deferred costs related to the LPC Program.

Gain (Loss) on foreign currency losses. We recorded a foreign currency gain of approximately $0.1 million for the three months ended March 31, 2022. We recorded approximately $0.1 million of foreign currency loss for the three months ended March 31, 2021. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary transactions incurred by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded a $0.1M tax expense for the three months ended March 31, 2022. We recorded a $0.1 million tax benefit for the three months ended March 31, 2021.

Liquidity and Capital Resources

At March 31, 2022, our aggregate cash and cash equivalents totaled $11.7 million, compared to the $12.2 million in similar assets held at December 31, 2021. The March 31, 2022 balance is due in part from the following expenditures and cash inflows for the three months ended March 31, 2022.  Expenditures totaled $3.7 million from the following:

●	$1.7 million for exploration expenditures at the Rodeo, Yoquivo and other properties;

●	$0.5 million in care and maintenance costs at the Velardeña Properties;

●	$0.1 million in exploration and evaluation activities, care and maintenance and property holding costs at the El Quevar project, net of reimbursements from Barrick;

●	$1.3 million in general and administrative expenses; and

●	$0.1 million related to a net working capital increase due primarily to an increase in inventories and value added tax receivables associated with the Rodeo operation, partially offset by an increase in accounts payable and other accrued liabilities, also related to the Rodeo operation.

The foregoing expenditures were offset by cash inflows of $3.2 million from the  net operating margin from the Rodeo operation (defined as revenue from the sale of metals less the cost of metals sold).

In addition to the $11.7 million cash balance at March 31, 2022, we expect to receive approximately $7.0 million to $9.0 million in net operating margin from the Rodeo Property (defined as revenue from the sale of metals less the cost of metals sold) during the twelve months ending March 31, 2023, assuming an average gold and silver price during that period of $1,800 and $25.00 oz respectively (our realized prices for the three months ended March 31, 2022, as shown above, were $1,888 and $24.24 for gold and silver, respectively). Our forecasted cash inflows during the twelve months ending March 31, 2023 also include the anticipated receipts of $2.0 million from the sale of the Santa Maria property to Fabled.

Our forecasted expenditures during the twelve months ending March 31, 2023, apart from Rodeo cost of metals sold, which is already included in our forecast of net operating margin, total approximately $10.0 million as follows:

●	Approximately $4.3 million on exploration activities and property holding costs related to our portfolio of exploration properties located in Mexico, Argentina and Nevada, including project assessment and evaluation costs relating to additional exploration at Rodeo, Yoquivo, and other properties;

●	Approximately $1.1 million at the Velardeña Properties for care and maintenance;

●	Approximately $0.4 million at the El Quevar project to fund care and maintenance and property holding costs, net of reimbursement from Barrick; and

●	Approximately $3.7 million on general and administrative costs.

●	Approximately $0.5 million due to an increase in working capital related to a decrease in accounts payable and other accrued liabilities primarily related to income tax payments, accrued employee benefits costs and other corporate compliance costs

Our forecasted cash resources of approximately $18 to $20 million, which include cash on hand at March 31, 2022, the forecasted net operating margin from the Rodeo Property, and the anticipated payments of $2 million from the sale of the Santa Maria property to Fabled, are greater than our forecasted expenditures of approximately $10 million.  The actual net operating margin received from the Rodeo Property could be negatively impacted if further interruptions due to COVID-19 occur in Mexico. The actual amount of cash receipts that we receive during the period from the Rodeo operation may also vary significantly from the amounts specified above due to, among other things: (i) unanticipated variations in grade, (ii) unexpected challenges associated with our proposed mining plan, (iii) decreases in commodity prices below those used in calculating the estimates shown above, (iv) variations in expected recoveries, (v) increases in operating costs above those used in calculating the estimates shown above, or (vi) interruptions in production at Rodeo. The actual amount of cash expenditures that we incur during the twelve-month period ending March 31, 2023 may vary significantly from the amounts specified above and will depend on a number of factors, including variations in the anticipated care and maintenance costs at the Velardeña Properties or at El Quevar, and costs for continued exploration, project assessment, and development at our other exploration properties.  Likewise, if cash expenditures are greater than anticipated or if cash receipts are less than anticipated, we may need to take certain actions to maintain sufficient cash balances over the next nine months, including additional asset dispositions or raising additional equity capital through sales under the ATM Program or otherwise.

The condensed consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, our continuing long-term operations may be dependent upon our ability to continue currently profitable operations and to secure sufficient funding, if needed, to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment in our condensed consolidated financial statements are dependent on our ability to continue to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to additional profitable mining and processing activities or to generate proceeds from the disposition of property, plant and equipment.  There can be no assurance that we will be successful in continuing to generate profitable mining and processing activities or to securing additional funding, if needed, to generate future profitable operations on terms acceptable to us or at all. We believe the cash on hand, anticipated positive net operating margins from the Rodeo operation, the potential use of the ATM Program, and the potential for additional asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our condensed consolidated financial statements for the period ended March 31, 2022.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during 2022 that would affect the Company or have a material impact on its consolidated financial position or results of operations.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments relating to: (i) projections regarding the Rodeo mine for 2022, including production, payable extraction, anticipated grades, recoveries, estimated unit costs and net operating margin, (ii) our plans regarding further advancement of the El Quevar project; (iii) future evaluation and drilling plans and exploration activities at our exploration properties, including Yoquivo and Sarita Este; (iv) timing of test mining results at Velardeña and the potential restart of mining activities at Velardeña (v) our plans to defend ourself against claims by  Unifin if served with notice of a lawsuit; (vi) expectations pertaining to the recovery of VAT refunds from the Mexican government; and (vii) statements concerning our financial condition, business strategies and business and legal risks.

The use of any of the words “anticipate,” “continues,” “likely,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “could,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

●	Timing duration and overall impact of the COVID-19 pandemic, including potential future suspension of activities at Rodeo or the Velardeña Properties in the event of future orders of the Mexican Federal Government;
●	Deviations from the projected timing, amount of estimated production and project costs at Rodeo due to unanticipated variations in grade, unexpected challenges associated with our proposed mining plan, volatility in commodity prices, variations in expected recoveries, increases in projected operating or capital costs or delays in commencement of or interruptions in production;
●	Higher than anticipated care and maintenance costs at the Velardeña Properties in Mexico or at El Quevar in Argentina;
●	Risks related to the El Quevar project in Argentina, including unfavorable results from our evaluation activities and whether the option with respect to the El Quevar project is exercised pursuant to the terms of the Earn-in Agreement;
●	Decreases in silver and gold prices;
●	Whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of volatility in silver and gold prices or unfavorable exploration results;

●	Unfavorable results from exploration at the Yoquivo, Sarita Este, Sand Canyon or other exploration properties and whether we will be able to advance these or other exploration properties;
●	The Rodeo project, including inaccuracies in our assumptions and projections contained in the Rodeo PEA (including life of mine and production expectations), and our plans for further exploration drilling;
●	Variations in the nature, quality and quantity of any mineral deposits that are or may be located at the Velardeña Properties or our exploration properties, changes in interpretations of geological information, unfavorable results of metallurgical and other tests, and the timing and scope of our further evaluation activities at the Velardeña Properties;
●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;
●	Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;
●	Economic and political events affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;
●	Political and economic instability in Mexico, Argentina, and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;
●	Volatility in the market price of our common stock; and
●	The factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first three months of 2022, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

During April 2021, we became aware of a lawsuit in Mexico against one of our Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”).  The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”).  The lawsuit was assigned to the Fifth Specialized Commercial District Court.  Although we have knowledge of the existence and content of the lawsuit filed by Unifin, the Court has not officially served Minera William with the complaint as of the date of this report.  Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment.  At the time the documentation was allegedly signed, Minera Williams was a subsidiary of ECU Silver Mining prior to our acquisition of ECU in September 2011.  As a preemptive measure, Unifin has obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which has limited our and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates.  Notwithstanding this action, the restrictions imposed on Minera Williams’ bank accounts do not impact our ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, or continue with our evaluation plans for a potential Velardeña mine restart or move forward with any of our other exploration programs in Mexico.  Unifin is seeking recovery for as much as US$12.5 million.  We believe there is no basis for this claim and will defend ourselves if and when we are formally served with notice of the lawsuit.  As such, we have not accrued an amount for this matter in our Condensed Consolidated Balance Sheets or Statements of Operations as of March 31, 2022.

Item 1A. Risk Factors

The risk factors for the three months ended March 31, 2022, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

GOLDEN MINERALS COMPANY

Date:	May 10, 2022	By:	/s/ Warren M. Rehn
Warren M. Rehn
President and Chief Executive Officer

Date:	May 10, 2022	By:	/s/ Julie Z. Weedman
Julie Z. Weedman
Senior Vice President and Chief Financial Officer