Form 10-Q
period 2022-09-30
Golden Minerals Co
filed 2022-11-10
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022.

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

At November 10, 2022, 167,477,992 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

		December 31,
	September 30,	2021
	2022	(Restated)*

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 4)	$6,504	$12,229
Short-term investments (Note 4)	35	67
Inventories, net (Note 6)	1,786	1,608
Value added tax receivable, net (Note 7)	1,770	1,290
Prepaid expenses and other assets (Note 5)	1,182	1,145
Total current assets	11,277	16,339
Property, plant and equipment, net (Note 8)	6,404	6,627
Investments (Note 4)	225	—
Other long-term assets (Note 9)	643	747
Total assets	$18,549	$23,713

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 10)	$4,345	$3,509
Deferred revenue (Note 8)	344	1,469
Other current liabilities (Note 11)	276	721
Total current liabilities	4,965	5,699
Asset retirement and reclamation liabilities (Note 12)	3,805	3,569
Other long-term liabilities (Note 11)	149	353
Total liabilities	8,919	9,621

Commitments and contingencies (Note 19)

Equity (Note 15)
Common stock, $.01 par value, 350,000,000 shares authorized; 167,477,992 and 162,804,612 shares issued and outstanding respectively	1,675	1,628
Additional paid-in capital	541,835	540,518
Accumulated deficit	(533,880)	(528,054)
Shareholders' equity	9,630	14,092
Total liabilities and equity	$18,549	$23,713

* See Note 3

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands except per share data)		(in thousands, except per share data)
Revenue:
Sale of metals (Note 16)	$5,268	$8,479	$18,700	$16,118
Total revenue	5,268	8,479	18,700	16,118
Costs and expenses:
Cost of metals sold (exclusive of depreciation shown below) (Note 16)	(4,374)	(4,292)	(13,335)	(9,156)
Exploration expense	(2,376)	(2,146)	(7,038)	(4,021)
El Quevar project expense	(154)	(90)	(448)	(249)
Velardeña care and maintenance costs	(370)	(414)	(843)	(754)
Administrative expense	(918)	(911)	(3,466)	(3,451)
Stock-based compensation	(194)	(75)	(543)	(1,491)
Reclamation expense	(71)	(67)	(211)	(196)
Other operating income, net	384	138	1,274	472
Depreciation and amortization	(89)	(143)	(241)	(466)
Total costs and expenses	(8,162)	(8,000)	(24,851)	(19,312)
(Loss) income from operations	(2,894)	479	(6,151)	(3,194)
Other income (expense):
Interest and other expense, net (Note 17)	(3)	(13)	(17)	(336)
Gain on foreign currency transactions	154	133	252	156
Total other income (expense)	151	120	235	(180)
(Loss) gain from operations before income taxes	(2,743)	599	(5,916)	(3,374)
Income taxes (Note 14)	46	(188)	90	(203)
Net (loss) income	$(2,697)	$411	$(5,826)	$(3,577)
Net (loss) income per common share - basic	$(0.02)	$0.00	$(0.04)	$(0.02)
Weighted-average shares outstanding - basic (1)	166,948,751	162,477,039	164,872,701	161,751,452

(1)Potentially dilutive shares have not been included for loss periods because to do so would be anti-dilutive. Potentially dilutive shares at September 30, 2022 consist of 11,005,040, equivalent shares related to stock compensation and 9,803,846 equivalent shares related to warrants outstanding. Potentially dilutive shares at September 30, 2021 consist of 9,533,372 equivalent shares related to stock compensation and 14,303,846 equivalent shares related to warrants outstanding. See Note 15 for a discussion of stock-based compensation and warrants.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 18)	$(6,401)	$(2,093)
Cash flows from investing activities:
Proceeds from sale of assets	125	17
Investment in Golden Gryphon Explorations Inc.	(225)	—
Acquisitions of property, plant and equipment	(46)	(1,542)
Net cash used in investing activities	$(146)	$(1,525)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,050	2,714
Common stock shares relinquished to pay taxes	(228)	—
Net cash from financing activities	$822	$2,714
Net decrease in cash and cash equivalents	(5,725)	(904)
Cash and cash equivalents, beginning of period	12,229	9,704
Cash and cash equivalents, end of period	$6,504	$8,800

See Note 18 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

	(in thousands except share data)
Balance, December 31, 2020	157,512,652	$1,575	$536,263	$(525,866)	$11,972
Stock compensation accrued (Note 15)	—	—	429	—	429
Shares issued under the at-the-market offering agreement, net (Note 15)	1,856,960	19	1,681	—	1,700
Warrants exercised (Note 15)	3,100,000	31	984	—	1,015
Net loss	—	—	—	(3,178)	(3,178)
Balance, March 31, 2021	162,469,612	$1,625	$539,357	$(529,044)	$11,938
Stock compensation accrued and restricted stock awards granted (Note 15)	335,000	3	984	—	987
Net loss	—	—	—	(810)	(810)
Balance, June 30, 2021	162,804,612	$1,628	$540,341	$(529,854)	$12,115
Stock compensation accrued (Note 15)	—	—	75	—	75
Net income	—	—	—	411	411
Balance, September 30, 2021	162,804,612	$1,628	$540,416	$(529,443)	$12,601

Balance, December 31, 2021	162,804,612	$1,628	$540,518	$(527,961)	$14,185
Adjustment related to correction of immaterial error (Note 3)	—	—	—	(93)	(93)
Adjusted balance at December 31, 2021 (Restated)	162,804,612	1,628	540,518	(528,054)	14,092
Stock compensation accrued (Note 15)	—	—	149	—	149
KELTIP shares issued net of shares relinquished to cover withholding taxes (Note 15)	1,123,380	11	(240)	—	(229)
Net loss	—	—	—	(316)	(316)
Balance, March 31, 2022	163,927,992	$1,639	$540,427	$(528,370)	$13,696
Stock compensation accrued and restricted stock awards granted (Note 15)	500,000	5	195	—	200
Warrants exercised (Note 15)	3,000,000	30	1,020	—	1,050
Net loss	—	—	—	(2,813)	(2,813)
Balance, June 30, 2022	167,427,992	$1,674	$541,642	$(531,183)	$12,133
Stock compensation accrued and restricted stock awards granted (Note 15)	50,000	1	193		194
Net loss				(2,697)	(2,697)
Balance, September 30, 2022	167,477,992	$1,675	$541,835	$(533,880)	$9,630

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

The Company is primarily focused on mining operations at the Rodeo Property as well as further studies of a restart plan for the Velardeña mine, including the use of bio-oxidation to improve payable gold recovery. The Company is also focused on (i) advancing the El Quevar exploration property in Argentina through the Earn-in Agreement with Barrick and (ii) continuing to evaluate and search for mining opportunities in North America (including Mexico) with near-term prospects of mining, and particularly for properties within reasonable haulage distances of our processing plants at the Velardeña Properties. The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

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

The Company is considered an exploration stage issuer under the criteria set forth by the SEC under Regulation S-K subpart 1300 (“S-K 1300”) as the Company has not yet demonstrated the existence of mineral reserves at any of the Company’s properties. As a result, and in accordance with GAAP for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred. As such, the Company’s financial statements may not be comparable to the financial statements of mining companies that do have proven and probable mineral reserves. Such companies would typically capitalize certain development costs including infrastructure development and mining activities to access the ore. The capitalized costs would be amortized on a units-of-production basis as reserves are mined. The amortized costs are typically allocated to inventory and eventually to cost of sales as the inventories are sold. As the Company does not have proven and probable mineral reserves, substantially all expenditures at the Company’s Rodeo property and the Velardeña Properties for mine construction activity, as well as operating costs associated with the mill facilities, and for items that do not have a readily identifiable market value apart from the mineralized material, have been expensed as incurred. Such costs are charged to cost of metals sold or project expense during the period depending on the nature of the costs. Certain of the costs may be reflected in inventories prior to the sale of the product. The Company cannot be certain that any deposits at any of its properties will ever be confirmed or converted into S-K 1300 compliant “reserves”.

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

The Company evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on such evaluation, the Company concluded that while the accumulation of the error was significant to the three months ended March 31, 2022, the correction would not be material to results of operations for the period ended December 31, 2021, nor did it have an effect on the trend of financial results, taking into account the requirements of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Accordingly, the error was corrected for the December 31, 2021, Condensed Consolidated Balance Sheets included in this Form 10-Q.

4. Cash and Cash Equivalents and Investments

Cash and Cash Equivalents

Of the $6.5 million reported as “Cash and cash equivalents” on the Condensed Consolidated Balance Sheet at September 30, 2022, the Company had approximately $153,000 that was unavailable for use due to a court order freezing the bank accounts of one of the Company’s subsidiaries in Mexico related to a lawsuit, as further described in Note 19.  The restrictions imposed on the subsidiary’s bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, or to continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico.

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

The following tables summarize the Company's short-term investments at September 30, 2022, and December 31, 2021:

		Estimated	Carrying
September 30, 2022	Cost	Fair Value	Value

	(in thousands)
Short-term investments:
Trading securities	$59	$35	$35
Total trading securities	59	35	35
Total short-term investments	$59	$35	$35

December 31, 2021
Short-term investments:
Trading securities	$59	$67	$67
Total trading securities	59	67	67
Total short-term investments	$59	$67	$67

Investment in Fabled

The short-term investments at September 30, 2022 and at December 31, 2021 consist of 1,000,000 common shares of Fabled Silver Gold Corp. (“Fabled”) and 200,000 common shares of Fabled Copper Corp. Fabled is a junior mining company that entered into an option agreement with the Company to acquire the Company’s option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (see Note 8). The common shares were issued to the Company as partial consideration per the terms of the option agreement.  The Fabled Copper Corp. shares were received in a spin-off of assets from Fabled that occurred on December 21, 2021, to which all existing shareholders of Fabled were entitled.

Long-Term Investments

Investments in equity securities are generally measured at fair value. Gains and losses for equity securities resulting from changes in fair value are recognized in current earnings. If an equity security does not have a readily determinable fair value, the Company may elect to measure the security at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. At the end of each reporting period, the Company reassesses whether an equity investment security without a readily determinable fair value qualifies to be measured at cost less impairment, consider whether impairment indicators exist to evaluate if an equity investment security is impaired and, if so, record an impairment loss.

Investment in Golden Gryphon Explorations Inc.

Long-term investments at September 30, 2022 consist of approximately 1,500,000 shares of Golden Gryphon Explorations Inc. (“GGE”).  In 2019, the Company entered into an earn-in agreement with GGE for the Sand Canyon project located in northwestern Nevada.  In August 2022, pursuant to the second amendment to the earn-in agreement by which the earn-in period was extended an additional year, the Company purchased approximately 1.5 million shares of GGE’s common stock for an aggregate purchase price of $225,000.

For a description of the earn-in agreement, see “Exploration Properties - Sand Canyon” in our Annual Report Form 10-K for the year ended December 31, 2021.

The GGE investment is accounted for at cost less impairment pursuant to ASC topic 321 as there is no ready market for the shares and it is recorded to non-current investments on the consolidated balance sheets. The Company concluded it was impractical to estimate fair value due to the absence of a public market for the stock.  The Company identified no events or changes in circumstances that might have had a significant adverse effect on the carrying value of the investment, and have therefore, not recorded any impairment against the asset.

There were no long-term investments at December 31, 2021.

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

5. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets at September 30, 2022, and December 31, 2021, consist of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)
Prepaid insurance	$279	$575
Recoupable deposits and other	903	570
	$1,182	$1,145

The September 30, 2022, recoupable deposits and other includes a receivable from Barrick for reimbursement of costs of approximately $0.4 million related to the Earn-in Agreement (see Note 8).

6. Inventories, net

Inventories at the Rodeo operation at September 30, 2022, and December 31, 2021, consist of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)
Doré inventory	$416	$481
In-process inventory	624	668
Material and supplies	746	459
	$1,786	$1,608

Doré and in-process inventories, recorded at book value, include $28,000 of capitalized depreciation and amortization. Doré inventory at September 30, 2022 consists of 277 payable ounces of gold and 1,309 payable ounces of silver.

Doré inventory at December 31, 2021 consists of 626 payable ounces of gold and 1,958 payable ounces of silver and includes approximately $21,000 of capitalized depreciation and amortization.

The materials and supplies inventories at September 30, 2022, and December 31, 2021, are primarily related to the Rodeo operation and are reduced by a $0.3 million obsolescence reserve.

7. Value added tax receivable, net

At September 30, 2022, the Company recorded a net value added tax (“VAT”) paid in Mexico of $1.8 million, related to the Velardeña Properties and the Rodeo operation, as a recoverable asset, which appears in “Value added tax receivable, net” on the Condensed Consolidated Balance Sheets.  Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts will be recovered within a one-year period.  At September 30, 2022, the Company recorded approximately $0.7 million of VAT payable as a reduction to the VAT receivable in Mexico. At December 31, 2021, the Company had recorded approximately $1.3 million of VAT receivable.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

.

8. Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	September 30,	December 31,
	2022	2021

	(in thousands)
Mineral properties	$9,353	$9,353
Exploration properties	2,418	2,418
Royalty properties	200	200
Buildings	3,806	3,806
Mining equipment and machinery	17,144	17,477
Other furniture and equipment	1,333	1,328
Asset retirement cost	1,057	1,057
	35,311	35,639
Less: Accumulated depreciation and amortization	(28,907)	(29,012)
	$6,404	$6,627

During the nine months ended September 30, 2022, the Company sold a fully depreciated non-essential piece of equipment for $125,000. The gain is recorded in “Other operating income, net” on the Condensed Consolidated Statements of Operations.

El Quevar Earn-In Agreement

At September 30, 2022, Barrick has continued with exploration activities, per the terms of the Earn-in Agreement, at the Company’s El Quevar project located in the Salta Province of Argentina. Barrick has met the $1 million in work expenditures that would permit them to withdraw from the Earn-in Agreement.

Sale of Santa Maria Property

The Company recorded a $1.5 million payment it received from Fabled in December 2021 to “Deferred revenue” on the accompanying Condensed Consolidated Balance Sheets and is amortizing the amount to income over a one-year period. Upon receipt of each cash payment, the agreement imposes a performance obligation on the Company to provide Fabled an exclusive right to the Santa Maria Properties to conduct exploration and mining activities during the period from receipt of the payment until the due date of the next required payment.  Accordingly, the Company has determined that its performance obligation for each option payment received is satisfied over time. At September 30, 2022, there is a remaining unamortized balance of $0.3 million.

9. Other Long-Term Assets

Other long-term assets at September 30, 2022, and December 31, 2021, consist of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)
Deferred offering costs	$70	$70
Right of use assets	416	677
Deferred tax asset	157	—
	$643	$747

The deferred offering costs at September 30, 2022, and December 31, 2021, are associated with the ATM Agreement (see Note 15).

The right of use assets at September 30, 2022 include $0.3 million related to certain office leases and $0.1 million related to a mining equipment lease at our Rodeo Property.  The right of use assets at December 31, 2021 include $0.4 million related to certain office leases and $0.3 million related to a mining equipment lease at our Rodeo Property.

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

The lease liabilities noted above have been included in “Other liabilities”, short term and long term (Note 11), in the Company’s Consolidated Balance Sheets at September 30, 2022, and December 31, 2021.

10. Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)
Accounts payable and accruals	$2,733	$1,079
Accrued employee compensation and benefits	1,562	2,009
Income taxes payable	50	421
	$4,345	$3,509

September 30, 2022

Accounts payable and accruals at September 30, 2022 are primarily related to amounts due to contractors and suppliers, denominated in US dollars, in the amounts of $2.2 million related to the Company’s Velardeña Properties and Rodeo operation and $0.5 million related to exploration and corporate administrative activities.

Accrued employee compensation and benefits at September 30, 2022 consist of $0.5 million of accrued vacation payable and $1.1 million related to withholding taxes and benefits payable. Included in the approximately $1.6 million of accrued employee compensation and benefits is $1.3 million related to activities at the Velardeña Properties and Rodeo operation.

December 31, 2021

Accounts payable and accruals at December 31, 2021 are primarily related to amounts due to contractors and suppliers, denominated in US Dollars, in the amounts of $0.7 million related to the Company’s Velardeña and Rodeo properties and $0.2 million related to corporate administrative and exploration activities.

Accrued employee compensation and benefits at December 31, 2021 consist of $0.2 million of accrued vacation payable and $1.8 million related to withholding taxes and benefits payable. Included in the approximately $2.0 million of accrued employee compensation and benefits is $1.3 million related to activities at the Velardeña and Rodeo Properties.

The income taxes payable are related to operations at the Company’s Mexican subsidiaries (see Note 14).

11. Other Liabilities

Other Current Liabilities

The following table sets forth the Company’s other current liabilities at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021

	(in thousands)
Premium financing	$—	$394
Office lease liability	160	120
Mining equipment lease liability	116	207
	$276	$721

The premium financing consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors’ and officers’ insurance. In November 2021 the Company financed approximately $0.4 million of its premium for directors’ and officers’ insurance. The premium was payable in eight equal payments at an interest rate of 4.0% per annum.

The office lease liability is related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina.

The mining equipment lease liability is related to equipment used by the contract miner at our Rodeo property (see Note 9).

Other Long-Term Liabilities

Other long-term liabilities of $0.1 million for the period ended September 30, 2022, is all related to lease liabilities for office space at the Company’s principal headquarters in Golden Colorado and in Mexico and Argentina (see Note 9).

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

In the fourth quarter of 2021, due to the current operating success at Rodeo and the potential of a restart of operations at the Velardeña mine based on recent technical studies and an updated PEA that would further delay the start of any reclamation activity, the Company retained the services of an environmental consultant to review the closure plan to determine the appropriateness of the scope and cost estimates used in the calculation of the ARO. The consultant confirmed the adequacy of the scope of the closure plan and provided certain adjustments to cost estimates.  In addition, the timing for the incurrence of reclamation activity was extended approximately seven years to take into account the likelihood of a restart of operations at the Velardeña mine that would further delay the start of any reclamation activity.

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur. During the first nine months of 2022, the Company recognized approximately $211,000 of accretion expense.

The following table summarizes activity in the ARO.  The majority of the balance and activity relates to the Velardeña Property, but there is also a nominal amount related to the El Quevar project in Argentina:

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
Beginning balance	$3,569	$3,156

Changes in estimates, and other	25	(86)
Accretion expense	211	196
Ending balance	$3,805	$3,266

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at September 30, 2022, and December 31, 2021, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At September 30, 2022
Assets:
Cash and cash equivalents	$6,504	$—	$—	$6,504
Short-term investments	35	—	—	35
	$6,539	$—	$—	$6,539

At December 31, 2021
Assets:
Cash and cash equivalents	$12,229	$—	$—	$12,229
Short-term investments	67	—	—	67
	$12,296	$—	$—	$12,296

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term investments consist of the common stock in Fabled and are classified within Level 1 of the fair value hierarchy (see Note 4).

At September 30, 2022, and December 31, 2021, the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at September 30, 2022, or December 31, 2021.

14. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  In accordance with ASC 740, the interim provision for taxes was calculated by using the estimated annual effective tax rate applied to the year-to-date income or losses on a jurisdictional basis.  Although the Company has generated ordinary losses on a year-to-date basis, the Company has projected taxable income by year end in certain tax jurisdictions, for which an annual effective tax rate has been calculated.  For the nine months ended September 30, 2022, the Company recognized $90,000 of income tax benefit, of which $87,000 represented a current tax expense and $177,000 was a deferred tax benefit.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets. As of September 30, 2022, the Company had net deferred tax assets of $157,000 and no deferred tax liability on the Condensed Consolidated Balance Sheets, primarily related to the 7.5% special mining tax in Mexico.  As of December 31, 2021, the Company had no net deferred tax assets and a net deferred tax liability of $19,000, primarily related to the 7.5% special mining tax in Mexico.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had no unrecognized tax benefits at September 30, 2022, or December 31, 2021.

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

In anticipation of the June 2021 expiration of the agreement, the Company wrote off the remaining balance of $353,000 of deferred LPC Program costs to “Interest and Other Expense” on the Condensed Consolidated Statement of Operations during the nine-month period ended September 30, 2021.

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

During the first nine months of 2022, the Company did not sell shares of common stock under the ATM Program. At September 30, 2022, there was a remaining balance of $70,000 of deferred ATM Program costs, recorded in “Other long-term assets” on the Condensed Consolidated Balance Sheet.

During the first nine months of 2021, the Company sold an aggregate of 1,856,960 shares of common stock under the ATM Program at an average price of $0.97 per share of common stock for net proceeds of approximately $1.8 million. Also, during the first nine months of 2021, approximately $57,000 of deferred ATM Program costs were amortized.  The Company has not sold any shares of common stock under the ATM after March 31, 2021.

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

Restricted Stock Grants

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at September 30, 2022, and the changes during the nine months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Restricted Stock Grants	Shares	Share
Outstanding at December 31, 2021	293,334	$0.61
Granted during the period	550,000	0.38
Restrictions lifted during the period	(348,332)	0.49
Forfeited during the period	—	—
Outstanding September 30, 2022	495,002	$0.44

For the nine months ended September 30, 2022, the Company recognized approximately $163,000 of stock compensation expense related to the restricted stock grants. During the nine months ended September 30, 2022, 500,000 shares were granted to nine employees, with one-third of the grants vesting on the grant date and the remaining shares vesting equally on the first and second anniversaries of the grant date. Also, during the nine months ended September 30, 2022, 50,000 shares were granted to a new employee, with one-third of the shares vesting equally on the first, second and third anniversaries of the grant date. During the period, restrictions were also lifted on the normal vesting of 181,666 shares granted to nine employees in prior years.

Restricted Stock Units

The Equity Plan permits the Company to issue Restricted Stock Units (“RSUs”), which entitle each recipient to receive one unrestricted share of common stock upon termination of the recipient’s employment or board service. Also, pursuant to the Equity Plan, the Company’s Board of Directors adopted the Non-Employee Director’s Deferred Compensation and Equity Award Plan (the “Deferred Compensation Plan”). Pursuant to the Deferred Compensation Plan, non-employee directors, and employees as allowed by Equity Plan, receive a portion of their compensation in the form of RSUs issued under the Equity Plan. The RSUs generally vest on the first anniversary of the grant.

The following table summarizes the status of the RSU grants issued to Directors of the Company under the Equity Plan, including awards to non-employee directors under the Deferred Compensation Plan, at September 30, 2022, and the changes during the nine months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Restricted Stock Units	Shares	Share
Outstanding at December 31, 2021	4,010,038	$0.69
Granted during the period	1,700,000	0.40
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding September 30, 2022	5,710,038	$0.60

For the nine months ended September 30, 2022, the Company recognized approximately $244,000 of stock compensation expense related to the restricted stock units. During the nine months ended September 30, 2022, the Company granted each non-employee Director 100,000 RSUs and recognized approximately $94,000 of stock compensation expense related to the grants.

Included in the grants shown in the table during the period is a grant by the Company to its CEO of 1,000,000 RSUs. One-half of the RSUs vest on each of the first and second anniversaries of the grant. The Company recognized approximately $63,000 of stock compensation expense related to the grant during the first nine months of 2022.

During the nine months ended September 30, 2021, the Company also granted a consultant 100,000 RSUs and recognized $67,000 of stock compensation expense. The RSUs vested on the grant date and each vested RSU entitles the consultant to receive one unrestricted share of common stock upon termination of the consulting agreement with the Company.

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

The Company intends to settle all the KELTIP Units in common stock of the Company, an option that the Board of Directors holds in its sole discretion so long as sufficient shares remain available under the Equity Plan. As a result, all outstanding KELTIP Units are recorded in equity at September 30, 2022, and December 31, 2021.

During the first quarter of 2022, the Company granted 450,000 KELTIP Units to a new officer of the Company. One-third of the KELTIP Units granted vested on the grant date with the remaining KELTIP Units vesting one-third on each of the first and second anniversaries of the grant.  For the nine months ended September 30, 2022, the Company recognized approximately $97,000 of stock compensation expense related to the grant. During the second quarter of 2022, the Company granted 500,000 KELTIP Units to another new officer of the Company. The KELTIP Units granted will vest one-half on each of the first and second anniversaries of the grant. For the nine months ended September 30, 2022, the Company recognized approximately $39,000 of stock compensation expense related to the grant. Also, during the nine months ended September 30, 2022, an officer of the Company retired and was issued 1,123,380 shares of the Company’s common stock net of 456,620 shares relinquished to cover withholding taxes. The shares issued were in settlement of previously granted KELTIP Units.

During the nine months ended September 30, 2021, the Company granted 1,605,000 KELTIP Units to two officers of the Company and recognized approximately $1.0 million of stock compensation expense related to the grants. There were 4,700,000 and 5,330,000 KELTIP Units outstanding at September 30, 2022, and December 31, 2021, respectively.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at December 31, 2021, and September 30, 2022, and the changes during the nine months then ended:

		Weighted
	Number of	Average Exercise
	Underlying	Price Per
Common Stock Warrants	Shares	Share
Outstanding at December 31, 2021	12,803,846	$0.34
Granted during the period	—
Exercised during period	—
July 2019 Series B warrants	(3,000,000)	0.35
Expired during period	—
Outstanding September 30, 2022	9,803,846	$0.34

The warrants relate to prior registered offerings and private placements of the Company’s stock.

All outstanding warrants are recorded in equity at September 30, 2022, and December 31, 2021, following the guidance established by ASC Topic 815-40. The Company’s warrants allow for the potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock. Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these warrants.

16. Sale of Metals and Related Costs

During the nine months ended September 30, 2022, the Company sold gold and silver contained in doré bars related to the Rodeo operation and recorded revenue of approximately $18.7 million and related costs of approximately $13.3 million. The gold and silver contained in the doré bars were sold to one customer, a metals refinery located in the United States. Under the terms of the Company’s agreement with its customer, title passes, and revenue is recognized by the Company when the contractual performance obligations of the parties are completed, generally at the time a provisional or final payment is made. A provisional payment for approximately 95% of the contained gold and silver is made generally within 10-12 days after the product is shipped and customary sales documents are completed. A final payment is made within approximately 30 days following the date of shipment when final assays and refinery charges are agreed upon by the parties. A price for the gold and silver sold is set, based on current market prices, at the time a provisional or final payment is made. Refining and transport costs, deducted from the final payments made, are treated as third party agent costs incurred by the Company in performing its obligations under the agreement with its customer after the transfer of control on provisional sales, and are therefore netted against revenue on an accrual basis.

During the nine months ended September 30, 2021, the Company sold gold and silver contained in doré bars related to the Rodeo operation and recorded revenue of approximately $16.1 million and related costs of approximately $9.2 million.

Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.

17. Interest and Other Expense, Net

For the nine months ended September 30, 2022, the Company recognized a nominal amount of Interest and Other Expense.

For the nine months ended September 30, 2021, the Company recognized approximately $0.3 million of Interest and Other Expense primarily related to the write-off of deferred costs related to the LPC Program (see Note 15).

18. Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Cash flows from operating activities:
Net loss	$(5,826)	$(3,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	543	1,491
Accretion of asset retirement obligation	211	196
Depreciation and amortization	241	466
Loss (gain) on trading securities	32	(24)
Write off of deferred financing costs	—	352
Gain on sale of assets	(125)	(17)
Changes in operating assets and liabilities from continuing operations:
Increase in inventories	(150)	(1,552)
Increase in value added tax recoverable, net	(480)	(1,058)
(Increase) decrease in prepaid expenses and other assets	(37)	343
Decrease in other long-term assets	104	301
Increase in accounts payable and accrued liabilities	835	2,029
Decrease in deferred revenue	(1,125)	(404)
Decrease in other current liabilities	(445)	(343)
Increase (decrease) in reclamation liability	25	(33)
Decrease in other long-term liabilities	(204)	(263)
Net cash used in operating activities	$(6,401)	$(2,093)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Supplemental disclosure:
Interest paid	$6	$7
Income taxes paid	$413	$—

Supplemental disclosure of non-cash transactions:
Deferred equity offering costs amortized	$—	$57
Deferred equity offering costs written off	$—	$352

19. Commitments and Contingencies

During April 2021, the Company became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”). The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”). The lawsuit was assigned to the Fifth Specialized Commercial District Court. Although the Company has knowledge of the existence and content of the lawsuit filed by Unifin, the Court has not officially served Minera William with the complaint as of the date of this report. Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment. At the time the documentation was allegedly signed, Minera William was a subsidiary of ECU Silver Mining prior to the Company’s acquisition of ECU in September 2011. As a preemptive measure, Unifin has obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which has limited the Company’s and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates. Notwithstanding this action, the restrictions imposed on Minera William’s bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, or continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico. Unifin is seeking recovery for as much as US$12.5 million. The Company believes there is no basis for this claim and will defend itself if and when the Company is formally served with notice of the lawsuit. As such, the Company has not accrued an amount for this matter in its Condensed Consolidated Balance Sheets or Statements of Operations as of September 30, 2022.

The Company has certain purchase and lease commitments as set forth in the Company’s Form 10-K for the year ended December 31, 2021.

20. Segment Information

The Company’s sole activity is the mining, construction and exploration of mineral properties containing precious metals. The Company’s reportable segments are based upon the Company’s revenue-producing activities and cash-consuming activities. The Company reports two segments, one for its revenue producing activities in Mexico, which includes both the Velardeña Properties and the Rodeo Property, and the other comprised of non-revenue producing activities, including exploration, construction and general and administrative activities. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance.

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative	Pre-Tax (gain)		Capital
September 30, 2022	Revenue	to Sales	Amortization	Expense	loss	Total Assets	Expenditures
Mexico Operations	$5,268	$4,374	$77	$1,878	$1,097		$17
Corporate, Exploration and Other	—	—	12	1,940	1,646		2
Consolidated	$5,268	$4,374	$89	$3,818	$2,743		$19

Nine Months Ended
September 30, 2022
Mexico Operations	$18,700	$13,335	$204	$5,815	$14	$9,084	$43
Corporate, Exploration and Other	—	—	37	5,980	5,902	9,465	3
Consolidated	$18,700	$13,335	$241	$11,795	$5,916	$18,549	$46

Three Months Ended
September 30, 2021
Mexico Operations	$8,479	$4,292	$125	$(596)	$(3,007)		$168
Corporate, Exploration and Other	—	—	18	4,158	2,408		3
Consolidated	$8,479	$4,292	$143	$3,562	$(599)		$171

Nine Months Ended
September 30, 2021
Mexico Operations	$16,118	$9,156	$343	$753	$(4,199)	$8,727	$1,479
Corporate, Exploration and Other	—	—	123	7,724	7,573	11,335	63
Consolidated	$16,118	$9,156	$466	$8,477	$3,374	$20,062	$1,542

21. Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services, Lease of Equipment:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient. At September 30, 2022, Sentient, through the Sentient executive funds, holds approximately 22.5% of the Company’s 167.5 million shares of issued and outstanding common stock. The administrative services are provided locally in Mexico by the administrative staff in the Company’s Mexico office. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. The Company also leases, from time to time, certain nonessential mining equipment to Minera Indé. Amounts received under the arrangement reduce costs incurred for exploration. The Company’s Board of Directors and Audit Committee approved the agreement. For the nine months ended September 30, 2022, and 2021, the Company charged Minera Indé approximately $135,000 for services and the use of equipment, offsetting costs that are recorded in “Exploration expense” in the Condensed Consolidated Statements of Operations.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law. During the nine months ended September 30, 2022, our principal source of revenue was from the sale of gold and silver from our Rodeo Property in Durango, Mexico. We incurred net operating losses for the nine months ended September 30, 2022, and 2021.

We remain focused on mining operations at the Rodeo Property as well as further studies of a potential restart plan for Velardeña including the use of bio-oxidation to improve the payable gold recovery. We also continue to evaluate and search for mining opportunities in North America (including Mexico) with near-term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties. We are also focused on advancing our El Quevar exploration property in Argentina through the Earn-In Agreement with Barrick and on advancing selected properties in our portfolio of approximately 12 properties, located in Mexico, Nevada and Argentina. We are reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 23, 2022.

2022 Highlights

Rodeo Property

From inception in January 2021, through the end of Q3 2022, we have produced 24,014 ounces of gold and 90,408 ounces of silver from Rodeo.  Cash costs per payable gold ounce, net of silver by-product credits have averaged $1,089 during that period.  The operation continues to be a significant source of positive cash flow for the Company.

We began mining activities at the Rodeo Property, using contracted equipment, in December 2020. We began hauling the mined material, using a contracted fleet of trucks, for processing at our Velardeña oxide plant beginning in January 2021. We provide the mine planning, management, and engineering, which includes in-pit technicians who determine whether material is suitable for process or placement on the waste dump. We also employ and supervise the workforce responsible for processing activities at our oxide plant. Our assay lab, located in Velardeña, Durango, Mexico is used for the project’s assaying requirements.

Mill throughput averaged 523 tonnes per day in the nine months ended September 30, 2022.  At approximately 500 tonnes per day, the current life of the Rodeo mine is estimated to run through the third quarter of 2023, based on our current estimate of remaining mineral resources as reported in our most recently filed Technical Report Summary.

The table below sets forth the key processing and sales statistics for the Rodeo operation for the three and nine months ended September 30, 2022:

Rodeo Operations Statistics
(in thousands except per unit amounts)

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Tonnes mined (1)	192,545	610,061
Tonnes in stockpiles awaiting processing (2)	23,618	23,618
Tonnes in low grade stockpiles (3)	121,202	121,202
Tonnes processed	47,947	142,863
Average tonnes per day processed	521	523

Average gold grade processed (grams per tonne)	2.6	2.8
Average silver grade processed (grams per tonne)	10.4	10.8

Plant recovery - gold (%)	74.6	75.1
Plant recovery - silver (%)	77.6	81.0

Payable gold produced in doré (ounces)	2,972	9,584
Payable silver produced in doré (ounces)	11,907	38,619
Payable gold equivalent produced in doré (ounces) (4)	3,103	10,050

Gold sold in doré (ounces)	3,018	9,933
Silver sold in doré (ounces)	11,609	39,269
Gold equivalent sold in doré (ounces) (4)	3,145	10,405

Average realized price, before refining and selling costs
Gold (dollar per ounce)	$1,703	$1,825
Silver (dollar per ounce)	$18.72	$22.02

(1) Includes all mined material transported to the plant, stockpiled or designated as waste
(2) Includes mined material stockpiled at the mine or transported to the plant awaiting processing in the plant
(3) Material grading between 1.6 g/t (current cutoff grade) and 1 g/t Au held for possible future processing
(4) Gold equivalents based on realized $ Au and $ Ag price

The following table highlights additional non-GAAP cost and revenue statistics related to the Rodeo operations:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(in thousands except per unit amounts)

Total cash operating costs	$4,255	$13,175
Treatment and refining costs	95	307
Silver by-product credits	(217)	(865)
Total cash costs, net of by-product credits	$4,133	$12,617

Total cash cost per unit
Payable gold ounces produced in doré	2,972	9,584
Total cash operating costs	$1,432	$1,375
Treatment and refining charges	32	32
Silver by-product credits	(73)	(90)
Total cash costs, net of by-product credits, per payable gold ounce (1)	$1,391	$1,316

Tonnes Processed in plant	47,947	142,863
Total cash operating costs per tonne processed	$89	$92

(1) Cash costs, net of by-product credits, per payable ounce of gold is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation to the GAAP financial measure.

Total cash operating costs for the three months and nine months ended September 30, 2022, as depicted in the table above, include all production costs during the period, including mining, milling and general and administrative costs related to mined material.

Total operating margin for the three months and nine months ended September 30, 2022, were $0.9 million and $5.4 million respectively on sales of metal of $5.3 million and $18.7 million respectively offset by cost of metal sold of $4.4 million and $13.3 million.

For the full year 2022, we are estimating that we will process 180,000 to 190,000 tonnes in the oxide plant, or approximately 520 tonnes per day, with payable extraction for 2022 of approximately 12,000 to 14,000 ounces of gold and 47,000 to 50,000 ounces of silver. Average grades for 2022 are estimated to be approximately 2.8 grams per tonne for gold and 10.8 grams per tonne for silver, lower than grades achieved in 2021, but as anticipated in the PEA mine plan for 2022. Mill recoveries are expected to continue during 2022 near current rates of between 75 and 80 percent for gold and 80 to 85 percent for silver. Higher expected total throughput in the oxide plant for the year 2022, as compared to 2021, will help offset the lower gold grades anticipated for 2022 resulting in similar payable gold extraction in 2022 as compared to 2021, but unit costs are expected to be higher in 2022 as a result of higher plant throughput. Cash costs per payable gold ounce, net of silver by-product credits, are expected to be approximately $1,300 for the full year 2022 which is slightly higher than previously forecast. The higher-than-previously forecast full year unit cash costs are due to the higher-than-expected mining rates and slightly lower-than-expected recoveries.

Using an assumed gold price of $1,800/oz and an assumed silver price of $25.00/oz, net operating margin for the full year 2022 from the Rodeo Property (defined as revenue from the sale of metals less the cost of metals sold) is estimated at approximately $6.0 million to $8.0 million which is in line with our previous estimations. Our average realized prices for the three and nine months ended September 30, 2022, as shown above, were $1,703 and $1,825 for gold and $18.72 and $22.02 for silver, respectively. The estimates detailed above for 2022 were derived using the actual results of operations achieved year to date through September 30, 2022, and a projection of the mine plan, grades, plant throughput, and recoveries for the fourth quarter 2022. Actual future results from mining at Rodeo may vary significantly based upon, among other things, unanticipated variations in grade, unexpected challenges associated with our proposed mining plan, volatility in commodity prices, variations in expected recoveries, increases in projected operating costs, working capital or capital costs or interruptions in mining. See “Risk Factors – Risk Factors related to our Mining and Processing Activities” as described in our Form 10-K for the period ended December 31, 2021.

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

“Total cash costs, net of by-product credits, per payable gold ounce”, includes all direct and indirect operating cash costs associated with the physical activities that would generate doré products for sale to customers, including mining to gain access to mineralized materials, mining of mineralized materials and waste, milling, third-party related treatment, refining and transportation costs, on-site administrative costs and royalties. Total cash costs do not include depreciation, depletion, amortization, exploration expenditures, reclamation and remediation costs, sustaining capital, financing costs, income taxes, or corporate general and administrative costs not directly or indirectly related to the Rodeo project. By-product credits include revenues from silver contained in the products sold to customers during the period. “Total cash costs, net of by-product credits”, are divided by the number of payable gold ounces generated by the plant for the period to arrive at “Total cash costs, net of by-product credits, per payable gold ounce.”

“Cost of metals sold”, reported as a separate line item in our Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2022, is the most comparable financial measure, calculated in accordance with GAAP, to “Total cash costs, net of by-product credits”. “Cost of metals sold”, includes adjustments for changes in inventory and excludes third-party related treatment and refining costs, which are reported as part of revenue in accordance with GAAP. The following table presents a reconciliation for the three months and nine months ended September 30, 2022, between the non-GAAP measure of “Total cash cost, net of by-product credits” to the most directly comparable GAAP measure, “Cost of metals sold”.

Reconciliation of Cash Costs to Cost of Metals Sold

Reconciliation of Costs of Metals Sold (GAAP) to Total Cash Costs, net of By-product Credits (Non-GAAP)
(in thousands)
Three Months Ended September 30, 2022
Total cash costs, net of by-product credits	$4,133

Reconciliation to GAAP measure:
Treatment and refining costs	$(95)
Silver by-product credits	217
Write down of inventories to net realizable value	(75)
Change in inventory (excluding depreciation, depletion and amortization)	194
Cost of metals sold	$4,374

Nine Months Ended September 30, 2022
Total cash costs, net of by-product credits	$12,617

Reconciliation to GAAP measure:
Treatment and refining costs	$(307)
Silver by-product credits	865
Write down of inventories to net realizable value	(75)
Change in inventory (excluding depreciation, depletion and amortization)	235
Cost of metals sold	$13,335

Rodeo Exploration

The drill programs completed in 2021 extended the life of mine plan for Rodeo through the third quarter of 2023 based on processing material at a cut-off grade of 1.6 g/t Au. In March 2022, we finished a small additional RC drill program (approximately 2,500 m) to finish delineating the mineralized area on the south side of the current pit.  The 2022 drilling did not appreciably change the resource or extend the anticipated life of mine.

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

In June 2021, we began limited-scale mining activities at our Velardeña underground mine to obtain further bulk samples for use in final optimization of the bio-oxidation (BIOX™) plant design and for use in additional flotation separation studies (BIOX is a trademark of Metso-Outotec for its proprietary bio-oxidation process.). Test results using the BIOX pre-treatment oxidation process continue to support the use of the technology in future processing at Velardeña. In March 2022 we filed an updated PEA Technical Report Summary and 43-101 Technical Report supporting a possible economic operation at Velardeña using the optimized flotation parameters, BIOX treatment of pyrite concentrates and employing resue mining techniques to control dilution. In May 2022 we began additional test-mining activities with a new mining contractor to evaluate productivity and dilution of resue mining on the principal veins accessible from the San Mateo decline in part to validate the PEA assumptions. The results of the test mining met expected productivity metrics but did not meet anticipated dilution metrics on some of the veins mined. We are continuing to evaluate modified mine plans and mining techniques to address dilution issues including new test work on automated ore sorting which shows potential to allow for upgrading mined material by rejecting waste rock after crushing.

Yoquivo

We completed a second drill program of 3,949 meters in 21 holes exploring the Pertenencia, Esperanza and Dolar vein systems in 2021. The drill program demonstrated the potential for the Pertenencia vein to host significant high-grade mineralization and hit multiple high-grade veins, suggesting there may be additional blind veins to be found on the property.

In July 2022, we completed a third drilling program of 5,693 meters in 24 drill holes designed to further delineate the previously encountered vein-hosted mineralized intervals.

A fourth round of drilling of approximately 3000 meters is currently underway and we plan to complete a maiden resource estimate for the property for release Q1  of 2023.

El Quevar

In April 2020, we entered into the Earn-in Agreement with Barrick, pursuant to which Barrick has acquired an option to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina (the “Option”). For a description of the Earn-In Agreement, see “Our Material Mining Properties – El Quevar” in our Annual Report Form 10-K for the year ended December 31, 2021. During the earn-in period, in addition to required exploration spending, Barrick will fund the holding costs of the property, which will qualify as work expenditures. Barrick will reimburse us for expenses related to maintaining the exploration camp, which will initially be run by us under a service agreement, and which will also qualify as work expenditures. As of September 31, 2022, approximately $0.3 million of expenses incurred by us are expected to be reimbursable under the Earn-in Agreement. Barrick has met the minimum $1.0 million in work expenditures required by the Earn-in Agreement. If Barrick elects to terminate the Earn-In Agreement, we will become responsible for future holding costs and exploration spending related to the property.

In June 2022, Barrick completed a 5-hole 1300-meter initial diamond drill program to test highest priority targets at El Quevar. Barrick reported to us the occurrence of vuggy silica alteration, which is commonly associated with high sulfidation epithermal gold-silver deposits, in all of the drill holes. Final assay results are pending, however, initial results confirm the occurrence of potentially economic gold values in vuggy silica in one of the drill holes.

Sarita Este

In December 2019, we entered into an option agreement with Cascadero Minerals Corporation (“Cascadero”) to acquire a 51% interest in the gold/copper Sarita Este concession, located in the northwest portion of the Province of Salta, Argentina, adjacent to the Taca project owned by First Quantum Minerals. The option agreement calls for us to spend a total $2.5 million over four years including a minimum of 2,000 meters of drilling. We have exceeded the drilling requirement and have spent approximately $2.3 million since entering into the agreement in December 2019.

In the fourth quarter of 2021, we completed the first drill program ever conducted at Sarita Este, which involved drilling 10 diamond drill holes totaling 2,518 meters to explore untested epithermal gold-silver and copper porphyry targets. In January 2022, we announced assay results from the drill program, including the potential of an oxidized gold system. We completed a second drill program in June 2022 designed to offset and further delineate mineralization associated with the gold interval encountered in the first drill program. Recently released assay results from that program point to a potentially economic shallow oxidized gold system. Further drilling was recently completed for a project total since inception of 4,925 meters in 51 core drill holes.

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three and nine months ended September 30, 2022, to the results from operations for the three and nine months ended September 30, 2021.

Three Months Ended September 30, 2022

Revenue from the sale of metals. We recorded $5.3 million in revenue from doré sales for the three months ended September 30, 2022, and $8.5 million for the three months ended September 30, 2021. Lower revenue in 2022 resulted from 1,659 fewer gold equivalent ounces sold combined with a lower realized price of $1,703 per ounce for the three months ended September 30, 2022, compared to $1,783 per ounce for the three months ended September 30, 2021.  Fewer gold ounces were sold in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to the lower grade of material processed.

Cost of metals sold. For each of the three months ended September 30, 2022, and 2021, we recorded $4.4 million and $4.4 million of cost of metals sold, respectively.

Exploration expense. Our exploration expense, including property holding costs and allocated administrative expenses, totaled $2.4 million and $2.1 million for the three months ended September 30, 2022, and September 30, 2021, respectively. The higher exploration expense for 2022 is primarily related to costs required to increase the capacity of the tailings facility at Velardeña.

Velardeña care and maintenance costs. We recorded $0.4 million for each of the three-month periods ended September 30, 2022, and September 30, 2021, for expenses related to care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.

El Quevar project expense. We incurred $0.2 million and $0.1 million for the three-month periods ended September 30, 2022, and September 30, 2021, respectively, related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. During each of the three months ended September 30, 2022, and September 30, 2021, approximately $0.2 million of costs actually incurred were offset by reimbursements from Barrick as discussed above.

Administrative expense. Administrative expenses totaled $0.9 million for each of the three months ended September 30, 2022, and September 30, 2021. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Rodeo Property, Velardeña Properties, El Quevar project and our exploration portfolio.

Stock-based compensation. During the three months ended September 30, 2022, we incurred approximately $0.2 million of expense related to stock-based compensation. Stock-based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables. During the three months ended September 30, 2021, we incurred approximately $0.1 million of expense related to stock-based compensation.  Stock-based compensation was higher in the 2022 period primarily due to more awards granted to executives.

Reclamation and accretion expense. During each of the three months ended September 30, 2022, and September 30, 2021, we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties and environmental liabilities associated with the Rodeo operation.

Other operating income (expense), net. We recorded $0.4 million of other operating income for the three months ended September 30, 2022, related to the amortization of deferred income related to the option agreement for the sale of the Santa Maria property, as discussed above. We recorded $0.1 million of other operating income for the three months ended September 30, 2021, primarily related to the amortization of deferred income related to the option agreement for the sale of the Santa Maria property.

Depreciation, depletion and amortization. During each of the three months ended September 30, 2022, and September 30, 2021, we incurred depreciation, depletion and amortization expense of approximately $0.1 million.

Interest and other expense, net. We recorded a nominal amount of interest and other expense, net for each of the three months ended September 30, 2022, and September 30, 2021.

Gain (Loss) on foreign currency losses. During the three months ended September 30, 2022 we recorded approximately $0.2 million of foreign exchange gains. During the three months ended September 30, 2021, we recorded approximately $0.1 million of foreign currency gains. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary transactions incurred by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded a $46,000 tax benefit for the three months ended September 30, 2022. We recorded $0.2 million of tax expense for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022

Revenue from the sale of metals. We recorded $18.7 million and $16.1 million in revenue from doré sales for the nine months ended September 30, 2022, and 2021, respectively. The nine-month period of 2021 included the startup phase at our Rodeo property resulting in lower revenue as compared to the same period of 2022.

Cost of metals sold. For the nine months ended September 30, 2022, and 2021, we recorded $13.3 million and $9.2 million of cost of metals sold, respectively. The nine-month period of 2021 included the startup phase at our Rodeo property resulting in lower cost of metals sold as compared to the same period of 2022. During the 2022 period, we processed lower-grade material resulting in slightly higher costs as compared to the same period of 2021.

Exploration expense. Our exploration expense, including work at Rodeo and other properties, property holding costs and allocated administrative expenses, totaled $7.0 million and $4.0 million for the nine months ended September 30, 2022, and September 30, 2021, respectively. The increase in exploration expense for 2022 is primarily related to increased exploration at the Yoquivo property in Mexico, the Sarita Este property in Argentina as well as costs to support the potential restart of our Velardeña Properties. The $7.0 million of exploration expenses we incurred during the nine months of 2022 is comprised of $1.2 million of test mining and optimization of the bio-oxidation plant design conducted at Velardeña, $1.1 million of exploration at Yoquivo, $1.0 million at our Sarita Este property in Argentina, $0.8 million at our Rodeo operation, $0.6 million on tailing capacity expansion to support Rodeo production and $2.3 million in other general exploration expenses. The $4.0 million of exploration expenses we incurred during the nine months of 2021 is comprised of $1.2 million at our Rodeo operation, $0.8 million at our Argentina properties that had been previously capitalized which were expensed, $0.2 million at Velardeña and $1.8 million in other general exploration expenses.

El Quevar project expense. For the nine months ended September 30, 2022, and September 30, 2021, we incurred $0.4 million and $0.2 million, respectively related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. During the nine months ended September 30, 2022, and September 30, 2021, approximately $0.7 million and $0.5 million of costs were reimbursed by Barrick, respectively as discussed above.

Velardeña care and maintenance costs. We recorded $0.8 million for each of the nine months ended September 30, 2022, and 2021, respectively, for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.

Administrative expense. Administrative expenses totaled $3.5 million for each of the nine months ended September 30, 2022, and September 30, 2021. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $3.5 million of administrative expenses we incurred during the nine months of 2022 is comprised of $1.5 million of employee compensation and directors’ fees, $0.9 million of professional fees and $1.1 million of insurance, rents, travel expenses, utilities, and other office costs. The $3.5 million of administrative expenses we incurred during the nine months of 2021 is comprised of $1.6 million of employee compensation and directors’ fees, $1.0 million of professional fees and $0.9 million of insurance, rents, travel expenses, utilities and other office.

Stock-based compensation. During the nine months ended September 30, 2022, we incurred approximately $0.5 million of expense related to stock-based compensation. During the nine months ended September 30, 2021, we incurred approximately $1.5 million of expense related to stock-based compensation.  Stock-based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.  Stock-based compensation was higher in the 2021 period due primarily to accelerated vesting of stock awards granted to executives and a consultant.

Reclamation and accretion expense. During each of the nine months ended September 30, 2022, and 2021 we incurred approximately $0.2 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other operating income (expense), net. We recorded $1.3 million of other operating income for the nine months ended September 30, 2022, related to $1.2 million of amortization of deferred income related to the option agreement for the sale of the Santa Maria property, as discussed above, and $0.1 million related to the sale of non-essential mining equipment in Mexico. We recorded $0.5 million of other operating income for the nine months ended September 30, 2021, primarily related to the amortization of deferred income related to the option agreement for the sale of the Santa Maria property.

Depreciation, depletion and amortization. During the nine months ended September 30, 2022, and September 30, 2021, we incurred depreciation, depletion and amortization expense of approximately $0.2 million and $0.5 million, respectively.

Interest and other expense, net. We recorded a nominal amount of interest and other expense, net for the nine-month period ended September 30, 2022. We recorded approximately $0.3 million of interest and other expense, net for the nine-month period ended September 30, 2021, primarily related to write-off of deferred costs related to the Lincoln Park Capital program.

Gain (Loss) on foreign currency. We recorded a $0.3 million foreign currency gain for the nine months ended September 30, 2022, and $0.2 million for the nine months ended September 30, 2021. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary transactions incurred by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded a $0.1 tax benefit for the nine months ended September 30, 2022. We recorded $0.2 million of tax expense for the nine months ended September 30, 2021.

Liquidity and Capital Resources

At September 30, 2022, our aggregate cash and cash equivalents totaled $6.5 million, compared to the $12.2 million in similar assets held at December 31, 2021. The September 30, 2022 balance is due in part to the following expenditures and cash inflows for the nine months ended June 30, 2022. Expenditures totaled $12.1 million from the following:

●	$7.0 million for exploration expenditures at the Rodeo, Yoquivo and other properties, costs associated with the potential restart of Velardeña and other general exploration expenses;

●	$0.8 million in care and maintenance costs at the Velardeña Properties;

●	$0.4 million in exploration and evaluation activities, care and maintenance and property holding costs at the El Quevar project, net of reimbursements from Barrick;

●	$3.5 million in general and administrative expenses; and

●	$0.4 million related to a net working capital change.

The foregoing expenditures were offset by cash inflows of $6.4 million from the following:

●	$5.4 million of net operating margin from the Rodeo operation (defined as revenue from the sale of metals less the cost of metals sold) and

●	$1.0 million from the exercise of warrants

In addition to the $6.5 million cash balance at September 30, 2022, we expect to receive approximately $5.5 million to $6.5 million in net operating margin from the Rodeo Property (defined as revenue from the sale of metals less the cost of metals sold) during the twelve months ending September 30, 2023, assuming average gold and silver prices during that period of $1,800 and $25.00 oz respectively (our realized prices for the nine months ended June 30, 2022, as shown above, were $1,825 and $22.02 for gold and silver, respectively). Our forecasted cash inflows during the twelve months ending

September 30, 2023 also include the anticipated receipts of $1.75 million from the sale of the Santa Maria property to Fabled.

Our forecasted expenditures during the twelve months ending September 30, 2023, apart from Rodeo cost of metals sold, which is already included in our forecast of net operating margin, total approximately $9.6 million as follows:

●	Approximately $4.3 million on exploration activities and property holding costs related to our portfolio of exploration properties located in Mexico, Argentina and Nevada, including project assessment and evaluation costs relating to additional exploration at Rodeo and Yoquivo as well as costs associated with the potential restart of Velardeña and costs to increase the capacity of the tailing facility to process the Rodeo material;

●	Approximately $1.0 million at the Velardeña Properties for care and maintenance;

●	Approximately $0.4 million at the El Quevar project to fund care and maintenance and property holding costs, net of reimbursement from Barrick; and

●	Approximately $3.9 million on general and administrative costs.

Our forecasted cash resources of approximately $13.5 to $15.5 million, which include cash on hand at September 30, 2022, the forecasted net operating margin from the Rodeo Property, and the anticipated payments of $1.75 million from the sale of the Santa Maria property to Fabled, are greater than our forecasted expenditures of approximately $10.4 million for the twelve months ended September 30, 2023. The actual net operating margin received from the Rodeo Property could be negatively impacted if further interruptions due to COVID-19 occur in Mexico, or if costs rise further due to global supply chain or other issues. The actual amount of cash resources that we receive during the period from the Rodeo operation may also vary significantly from the amounts specified above due to, among other things: (i) unanticipated variations in grade, (ii) unexpected challenges associated with our proposed mining plan, (iii) decreases in commodity prices below those used in calculating the estimates shown above, (iv) variations in expected recoveries, (v) increases in operating costs above those used in calculating the estimates shown above, or (vi) interruptions in production at Rodeo. The actual amount of cash expenditures that we incur at properties other than Rodeo during the twelve-month period ending September 30, 2023, may vary significantly from the amounts specified above and will depend on a number of factors, including variations in the anticipated care and maintenance costs at the Velardeña Properties or at El Quevar, and costs for continued exploration, project assessment, and development at our other exploration properties. Likewise, if cash expenditures are greater than anticipated or if cash receipts are less than anticipated, we may need to take certain actions to maintain sufficient cash balances over the next nine months, including additional asset dispositions or raising additional equity capital through sales under the ATM Program or otherwise.

The condensed consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, our continuing long-term operations may be dependent upon our ability to continue currently profitable operations and to secure sufficient funding, if needed, to generate future profitable operations. The underlying value and recoverability of the amounts shown as property, plant and equipment in our condensed consolidated financial statements are dependent on our ability to continue to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to additional profitable mining and processing activities or to generate proceeds from the disposition of property, plant and equipment. There can be no assurance that we will be successful in continuing to generate profitable mining and processing activities or to securing additional funding, if needed, to generate future profitable operations on terms acceptable to us or at all. We believe the cash on hand, anticipated positive net operating margins from the Rodeo operation, the payments received for Santa Maria, the potential use of the ATM Program, and the potential for additional asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our condensed consolidated financial statements for the period ended September 30, 2022.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during 2022 that would affect the Company or have a material impact on its consolidated financial position or results of operations.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments relating to: (i) the Rodeo mine, including anticipated life of mine and production, payable extraction, anticipated grades, recoveries, estimated unit costs and net operating margin for 2022, (ii) our plans regarding further advancement of the El Quevar project and reimbursements paid by Barrick under the Earn-in Agreement, to fund the El Quevar project; (iii) timing and results of test mining at Velardeña and the potential restart of mining activities at Velardeña; (iv) information regarding the Yoquivo property, including future evaluation and drilling plans, information gained from drilling activities, exploration activities, the potential of additional blind veins to be found and our plan to produce an initial resource estimate; (v) information regarding the Sarita Este property, including future evaluation and drilling plans, the potential of an oxidized gold system and a copper porphyry system and exploration activities; (vi) our plans to defend ourself against claims by Unifin if served with notice of a lawsuit; (vii) expectations pertaining to the recovery of VAT refunds from the Mexican government; (viii) projected spending for the twelve months ended September 30, 2023; and (ix) statements concerning our financial condition, business strategies and business and legal risks.

The use of any of the words “anticipate,” “continues,” “likely,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “could,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

●	Timing duration and overall impact of the COVID-19 pandemic, including potential future suspension of activities at Rodeo or the Velardeña Properties in the event of future orders of the Mexican Federal Government;
●	Deviations from the projected timing, amount of estimated production and projected costs at Rodeo due to unanticipated variations in grade, unexpected challenges associated with our proposed mining plan, volatility in commodity prices, variations in expected recoveries, increases in projected operating costs, working capital, capital costs or delays in commencement of or interruptions in production;
●	Higher than anticipated care and maintenance costs at the Velardeña Properties in Mexico or at El Quevar in Argentina;
●	Risks related to the El Quevar project in Argentina, including unfavorable results from our evaluation activities and whether the option with respect to the El Quevar project is exercised pursuant to the terms of the Earn-in Agreement;
●	Decreases in silver and gold prices;
●	Whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of volatility in silver and gold prices or unfavorable exploration results;
●	Unfavorable results from exploration at the Yoquivo, Sarita Este, Sand Canyon or other exploration properties and whether we will be able to advance these or other exploration properties;
●	The Rodeo project, including potential inaccuracies in our assumptions and projections contained in the Rodeo PEA (including life of mine and production expectations), and our plans for further exploration drilling;
●	Variations in the nature, quality and quantity of any mineral deposits that are or may be located at the Velardeña Properties or our exploration properties, changes in interpretations of geological information, unfavorable results of metallurgical and other tests, and the timing and scope of our further evaluation activities at the Velardeña Properties;
●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;
●	Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;
●	Economic and political events negatively affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;

●	Political and economic instability in Mexico, Argentina, and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;
●	Volatility in the market price of our common stock; and
●	The factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first nine months of 2022, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Item 4.Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

During April 2021, we became aware of a lawsuit in Mexico against one of our Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”). The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”). The lawsuit was assigned to the Fifth Specialized Commercial District Court. Although we have knowledge of the existence and content of the lawsuit filed by Unifin, the Court has not officially served Minera William with the complaint as of the date of this report. Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment. At the time the documentation was allegedly signed, Minera Williams was a subsidiary of ECU Silver Mining prior to our acquisition of ECU in September 2011. As a preemptive measure, Unifin has obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which has limited our and Minera William’s ability to access approximately US $153,000 according to current currency exchange rates. Notwithstanding this action, the restrictions imposed on Minera Williams’ bank accounts do not impact our ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, or continue with our evaluation plans for a potential Velardeña mine restart or move forward with any of our other exploration programs in Mexico. Unifin is seeking recovery for as much as US $12.5 million. We believe there is no basis for this claim and will defend ourselves if and when we are formally served with notice of the lawsuit. As such, we have not accrued an amount for this matter in our Condensed Consolidated Balance Sheets or Statements of Operations as of September 30, 2022.

Item 1A.Risk Factors

The risk factors for the nine months ended September 30, 2022, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

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

GOLDEN MINERALS COMPANY

Date:	November 10, 2022	By:	/s/ Warren M. Rehn
Warren M. Rehn
President and Chief Executive Officer

Date:	November 10, 2022	By:	/s/ Julie Z. Weedman
Julie Z. Weedman
Senior Vice President and Chief Financial Officer