Form 10-K
period 2022-12-31
Golden Minerals Co
filed 2023-03-22
CIK 1011509

W1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022 was approximately $46.27 million, based on the closing price of the registrant’s common stock of $0.36 per share on the NYSE American on June 30, 2022. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2022 included all directors and officers and one shareholder that held approximately 23% of its outstanding common stock. The number of shares of common stock outstanding on March 21, 2023, was 172,173,047.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

GOLDEN MINERALS COMPANY

FORM 10-K

YEAR ENDED DECEMBER 31, 2022

References to “Golden Minerals, the “Company,” “our,” “we,” or “us” mean Golden Minerals Company, its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires. Many of the terms used in our industry are technical in nature. We have included a glossary of some of these terms below.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this annual report on Form 10-K may contain forward-looking statements and forward-looking information (collectively, “forward-looking statements”) within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward-looking statements. These statements include comments relating to (i) our financial outlook for 2023, including anticipated expenditures and cash inflows during the year; (ii) the assumptions and projections contained in the Rodeo Technical Report Summary, including estimated mineral resources; (iii) projections regarding the Rodeo mine for 2023, including production, payable extraction, anticipated grades, estimated unit costs and net operating margin; (iv) the anticipated life of the Rodeo mine; (v) the assumptions and projections contained in the Velardeña Technical Report Summary, including estimated mineral resources; (vi) activities planned at Velardeña during 2023 and the potential restart of mining activities at Velardeña; (vii) future evaluation and drilling plans, interpretation of exploration results and planned future exploration activities at our exploration properties, including Yoquivo and Sarita Este; (viii) the timing of release of an initial mineral resource estimate at Yoquivo; (ix) our ability to recover VAT receivable in Mexico and the timing of such recovery; and (x) the potential need for external financing and statements concerning our financial condition, business strategies and business and legal risks. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

●	Whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all;

●	Timing, duration and overall impact of the COVID-19 pandemic, including potential future suspension of activities at the Rodeo Property or at our Velardeña mill as a result of future orders of the Mexican Federal Government;

●	Deviations from the projected timing, amount of estimated production and projected costs at Rodeo due to unanticipated variations in grade, unexpected challenges associated with our proposed mining plan, volatility in commodity prices, variations in expected recoveries, increases in projected operating costs, working capital, capital costs or delays in commencement of or interruptions in production;

●	Higher than anticipated care and maintenance costs at the Velardeña properties in Mexico or at El Quevar in Argentina;

●	Risks related to the El Quevar project in Argentina, including unfavorable results from our evaluation activities and whether the option with respect to the El Quevar project is exercised pursuant to the terms of the Earn-In Agreement;

●	Decreases in silver and gold prices;

●	Unfavorable results from exploration at the Yoquivo, Sarita Este, Sand Canyon or other exploration properties and whether we will be able to advance these or other exploration properties;

●	Risks related to the El Quevar project in Argentina, including unfavorable results from our evaluation activities, the feasibility and economic viability and unexpected costs of maintaining the project, and whether we will be able to find a joint venture partner or secure adequate financing to further advance the project;

●	The Rodeo project, including potential inaccuracies in our assumptions and projections contained in the Rodeo PEA (including life of mine and mineral extraction expectations), and our plans regarding further advancement of the project;

●	Variations in the nature, quality and quantity of any mineral deposits that are or may be located at the Rodeo and Velardeña properties or our exploration properties, changes in interpretations of geological information, and unfavorable results of metallurgical and other tests, and the timing and scope of our further evaluation activities at the Rodeo and Velardeña properties;

●	Whether we will be able to continue or begin to mine and sell minerals successfully or profitably at any of our current properties at current or future silver and gold prices and achieve our objective of becoming a mid-tier mining company;

●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;

●	Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;

●	Economic and political events negatively affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;

●	Political and economic instability in Argentina, Mexico and other countries in which we conduct our business, and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;

●	Our ability to acquire additional concessions in Mexico based on the economic and environmental policies of Mexico’s current or future governmental authorities;

●	Volatility in the market price of our common stock; and

●	The factors set forth under “Risk Factors” in Item 1A of this annual report on Form 10-K.

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

“Crown Pillar” means a rock mass of variable geometry that is situated above the uppermost underground workings of a mine and that serves to ensure permanently or temporarily the stability of surface elements and underground workings.

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

“Inferred mineral resource” means that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project and may not be converted to a mineral reserve.

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

“Mineral reserve” means an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

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

PART I

ITEMS 1 AND 2: BUSINESS AND PROPERTIES

Overview

We are a mining company holding a 100% interest in the Rodeo gold mine (the “Rodeo Property”) in Durango State, Mexico, a 100% interest in the Velardeña and Chicago gold-silver mining properties and associated oxide and sulfide processing plants in the state of Durango, Mexico (the “Velardeña Properties”), a 100% interest in the El Quevar advanced exploration silver property (the “El Quevar Property”) in the province of Salta, Argentina (subject to the terms of the April 9, 2020, earn-in agreement (the “Earn-in Agreement”) pursuant to which Barrick Gold Corporation (“Barrick”) has the option to earn a 70% interest in the El Quevar Property), and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Argentina, Nevada and Mexico. The Rodeo Property, the Velardeña Properties, the El Quevar Property and the Yoquivo Property are the only properties that the Company considers material at this time.

We are primarily focused on (i) mining operations at the Rodeo Property (see “Material Mining Properties – Rodeo Property” for additional details), (ii) exploration activities at the Yoquivo Property (see “Material Mining Properties – Yoquivo Property”), and (iii)  further studies of a restart plan for our Velardeña Properties, including use of bio-oxidation to improve the payable gold recovery as further described below under “Material Mining Properties -Velardeña Properties”. We began mining activities at the Rodeo Property during December 2020 and began processing mined material from Rodeo at the Velardeña plant in January 2021. We currently anticipate that the Rodeo Property will remain in production approximately through the second quarter of 2023.  The employees at the Rodeo and Velardeña properties, in addition to those who operate the plant that processes the Rodeo mined material, include an operations group, an administrative group and an exploration group to continue to advance our plans in Mexico and to provide oversight for corporate compliance activities as well as maintain and safeguard the longer-term value of the Velardeña Properties.

We are also focused on advancing our El Quevar exploration property in Argentina through the Earn-in Agreement with Barrick as described below under “Exploration Properties-El Quevar” and continuing to evaluate and search for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our processing plants at the Velardeña Properties. We are also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

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

Company History

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009. From March 2009 through September 2011, we focused on the advancement of our El Quevar silver project in Argentina. In September 2011, we completed a business combination transaction with ECU Silver Mining Inc. (“ECU”), resulting in our ownership of the Velardeña and Chicago silver, gold and base metals mines located in the Velardeña mining district in the State of Durango, Mexico as further described below under “-Velardeña Properties”.

Corporate Structure

Golden Minerals Company, headquartered in Golden, Colorado, is the operating entity through which we conduct our business. We have a number of wholly-owned subsidiaries organized throughout the world, including in Mexico, Canada, South America, the Caribbean and Europe. We generally hold our exploration rights and properties through subsidiaries organized in the countries in which our rights and properties are located.

Summary of Mining Properties

Although we have commenced extraction of minerals at the Rodeo Property, we do not have mineral reserves as defined under S-K 1300 and therefore all of our mining properties are considered to be in the exploration stage. We have approximately 12 mining properties, which are listed in the Summary of Principal Mining Properties below.  In total, Golden Minerals’ mining properties, including our options, cover approximately 78,600 hectares. The Rodeo Property, the Yoquivo Property, the Velardeña Properties and the El Quevar Property are the only properties that we consider to be material at this time.

Property locations

Mexico properties

Mexico properties, showing states of Chihuahua and Durango, Mexico

Argentina properties

-68°0.000′
-67°30.000′
-67°0.000′
-66°30.000′
-24°0.000′
-24°30.000′
-25°0.000′
Jujuy
Salta
Chile
Argentina
N
S
W
E
El
Quevar
Project
Sarita Este
Desierto
0
25
50 km
EPSG:4326 WGS84

United States property

Sand Canyon
Nevada
National
Sleeper
Twin Creeks
Midas
Getchell
Pinson
Sandman
Winnemucca
Preble
Hycroft
Rosebud
Adelaide
Lone Tree
Marigold
Gold Deposits
Sand Canyon Project
20
Miles

Summary of Principal Mining Properties

Mexico

Property	Mine and Mineral Types	Ownership, Operator, and Permitting	Facilities and Processing Plants	Recent Activities
Rodeo(1)	Gold and silver. Open pit mine(surface).	100% owned or controlled, subject to royalty interest. 2 concessions covering 1866 hectares. Permitting complete and currently extracting minerals.	Fuel storage, maintenance area, portable warehouses, mobile offices. Mined material is transported to our Velardeña oxide mill for processing.

Began mineral extraction in December 2020. Payable extraction of 26,380 oz gold and 103,107 oz silver during for life of mine through 2022. Production is expected to continue through the second quarter of 2023.

Velardeña(2)	Silver and gold with lead and zinc byproducts. Potential underground mines.

100% ownership of 29 mineral concessions covering 316 hectares and surface ownership of 144 hectares that contain the oxide plant and tailings area, 31 hectares containing the sulfide plant and tailings, and 35 hectares containing mine portal, offices, and maintenance shops.

Permitting complete.

			Underground workings related to prior mining (suspended in 2015). 300 tonne per day flotation mill for sulfide material. 550 tonne per day cyanide leach mill for oxide material.	Oxide mill is used to process material from our Rodeo mine. Currently evaluating mining methods and processing alternatives to evaluate potential restart of mineral extraction at Velardeña.
Yoquivo(4)	Silver and gold exploration.	100% ownership of 7 concessions (1975 hectares) subject to 2 to 3% NSR royalty interests on production, capped at $2.8 million.	No significant facilities.	Since 2020 16,565 m drilled in 70 holes. Initial inferred mineral resource estimated in 2023 of 927,000 tonnes of 570 g/t Ag eq.

Property	Mine and Mineral Types	Ownership, Operator, and Permitting	Facilities and Processing Plants	Recent Activities
Santa Maria(3)	Gold and silver. Potential underground mine.	100% ownership of the 5 concessions that comprise the 101-hectare property with payments now complete. Subject to NSR royalty interest on outlying 3 concessions.	No significant facilities.

In 2020, we entered into an option agreement with Fabled Silver Gold Corp. under which Fabled will have the right to acquire a 100% interest in the property upon final payment of $2.0 million in cash in $250,000 quarterly payments through September 2024. In February 2023 Fabled defaulted on this agreement.

Flechas	Gold and silver exploration.	100% ownership of 4 concessions (951 hectares).	No significant facilities.	Prior historic production.
Miscellaneous	Preliminary mineral exploration.	Ownership interest or right to acquire an ownership in seven individual concessions located in Durango, Zacatecas and Chihuahua.	No significant facilities.	No material exploration work has been conducted to date.

Argentina

Property	Mine and Mineral Types	Ownership, Operator, and Permitting	Facilities and Processing Plants	Recent Activities
El Quevar(5)	Silver and gold exploration. Potential surface and/or underground development.	100% ownership of 31 mining concessions (56,719 hectares). Permitting in place for exploration activities.	Camp that accommodates 100 workers.	Signed earn-in agreement with Barrick Gold (“Barrick”) in April 2020. Barrick has since satisfied the $1 million work expenditure requirement.
Desierto(6)	Gold and silver exploration.	33% ownership and an option to increase to 67% ownership of 2 mining concessions (2505 hectares).One of the 2 concessions is subject to a legal dispute. Drill permit received.	No significant facilities.	Pending JV agreement with Cascadero Copper for 51% ownership once option payments are complete.
Sarita Este(6)	Gold, silver and copper exploration.	Company has option to acquire 51% from Cascadero Minerals Corp. One concession totaling 830 hectares. Drill permit received.	No significant facilities.

In January 2022, announced initial results from 2,518-meter diamond drill program and plans for trenching and drilling in 2022 field campaign.

In August 2022, announced results from second phase 1,286-meter diamond drill program.

In December 2022, announced results from third phase 1,825-meter diamond drill program.

Carolina and Tocata	Preliminary mineral exploration.	Company has ownership interest in 14 concessions in the San Juan and Santa Cruz provinces.	No significant facilities.	No material exploration work has been conducted to date.

Nevada, United States

Property	Mine and Mineral Types	Ownership, Operator, and Permitting	Facilities and Processing Plants	Recent Activities
Sand Canyon (7)	Gold and silver exploration.

We have the option to earn a 60% interest from Golden Gryphon Enterprises: US$2.5M over 5 yrs. plus $0.14M cash payments (now complete).

Contains 586 claims totaling 4838 hectares.

Drill permit received.

			No significant facilities.	Announced results from initial drill program completed Q1 2020. Currently evaluating results and considering future activities.

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

Although we are currently extracting minerals from the Rodeo mine, due to the size of the Rodeo deposit and the relatively short mine life we did not believe it necessary to incur the expense and delay involved in preparing a preliminary feasibility study or full feasibility study in order to commence extracting minerals at the Rodeo project. We have not completed a preliminary feasibility study or feasibility study with regard to any of our properties to date. We expect to remain an exploration stage company for the foreseeable future. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under S-K 1300.

Summary of Mineral Resources as of December 31, 2022

	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources

	Amount tonnes	Grade g/t	Quantity oz	Amount tonnes	Grade g/t	Quantity oz	Amount tonnes	Grade g/t	Quantity oz	Amount tonnes	Grade g/t	Quantity oz
Gold
Mexico
Rodeo mine[1]
High-grade	88,300	2.55	7,200	18,000	3.21	1,900	106,300	2.66	9,100
Low-grade (stockpile)	79,600	1.20	3,100	11,400	1.18	400	91,000	1.20	3,500
Velardeña Properties[2]	385,000	5.58	69,000	883,800	4.88	138,500	1,268,800	5.09	207,500	1,709,200	4.80	263,800
Yoquivo Property[3]										937,000	2.10	64,000
Total oz			79,300			140,800			220,100			327,800

Silver
Mexico
Rodeo mine
High-grade	88,300	17.56	49,900	18,000	11.00	6,400	106,300	16.45	56,200
Low-grade (stockpile)	79,600	11.69	29,900	11,400	4.82	1,800	91,000	10.83	31,700
Velardeña Properties	385,000	327	4,050,800	883,800	316	8,980,600	1,268,800	319	13,031,400	1,709,200	362	19,893,600
Yoquivo property										937,000	410.00	12,300,000
Total oz			4,130,600			8,988,800			13,119,300			32,193,600

* Rounded to nearest 100, columns might not total due to rounding

1.	Based on $1,800/oz Au and $25/oz Ag at 1.45 g/t Au cutoff for high-grade, 1.0 g/t Au cutoff for low-grade
2.	Based on $1,744/oz Au and $23.70/oz Ag, $0.97/lb. Pb, $1.15/lb. Zn at $175/t NSR cutoff
3.	Based on $1,840/oz Au and $24/oz Ag at 200 g/t Ag eq. cutoff and 85% Ag and Au recoveries

Description of Material Mining Properties

Rodeo Property

Location, Access and Facilities

The Rodeo Property is located 2 km east of the town of Rodeo in Durango State, Mexico, at latitude 25°09'03.3"N, longitude 104°31'03.3"W.  The city of Torreón is located 189 kilometers by road to the east of the project and the city of Durango is located 157 kilometers by road to the south. The property can be reached via gravel roads from the town of Rodeo. Basic amenities are available in the town of Rodeo. Facilities onsite at the Rodeo project include fuel storage, a maintenance area, portable warehouses, mobile offices and other essential services and support units. No processing facilities are located on site. We have obtained rights to extract water from the Nazas River which is within a few kilometers of the project. There is a power line that crosses the property and services the nearby villages; however, we rely on generators to provide power for the minimal infrastructure required at the mine site.

Although we do not have defined mineral reserves and therefore the Rodeo Property remains in the exploration stage pursuant to S-K 1300, we began mining at the Rodeo Property in December 2020.  The Rodeo mine is a surface mine. We process mined material at our Velardeña oxide mill, which is located approximately 115 kilometers via road from the Rodeo Property. The plant was initially constructed in 1996 and improved in 2005 and again in 2012. It is in good working condition and the current book value of the plant is $1.2 million.  Because the Company does not capitalize exploration and development costs associated with the Rodeo Property, the book value associated with the Rodeo Property itself is zero.

We began processing mined material from the Rodeo Property in January 2021 and reached a steady state of throughput in April 2021. Pursuant to the mine plan, we truck mined material to the plant using a commercial trucking contractor. Our Velardeña oxide plant is a typical agitated leach plant that is rated to handle up to 550 tonnes per day of throughput. The plant is equipped with a modern doré refinery, and the attached tailings facility recently underwent an expansion which is expected to be sufficient for the tailings from operations at Rodeo. We installed a new regrind mill circuit at the plant specifically designed to process the harder mined material coming from the Rodeo Property, which was completed in April 2021. The new circuit allowed us to increase daily throughput of Rodeo material in the oxide plant to at least 500 tonnes per day. Mill throughput averaged 521 tonnes per day in third quarter 2022 and 573 tonnes per day in fourth quarter 2022. At that higher throughput level, the current life of the Rodeo mine is estimated to run through the second quarter of 2023.

Assays from processing at the Velardeña oxide plant indicate the doré bars smelted to date are comprised of approximately 20 to 30 percent gold and 65 to 80 percent silver and are of a quality that is readily marketable and saleable to refineries located either in Mexico or internationally, consistent with standard commercial terms. We have a refining agreement with a third party and have completed 72 shipments of doré as of March 17, 2023.

The following map shows the location of the Rodeo project.

-500,000 mE
0 mE
500,000 mE
1,000,000 mE
1,500,000 mE
3,500,000 mN
3,000,000 mN
2,500,000 mN
2,000,000 mN
N
U.S.A.
MEXICO
BAJA CALIFORNIA
SONORA
CHIHUAHUA
COAHUILA
BAJA CALIFORNIA SUR
SINALOA
DURANGO
Torreon
NUEVO LEON
TAMAULIPAS
ZACATECAS
Durango
Rodeo Project
SAN LUIS POTOSI
NAYARIT
AGUASCALIENTES
GUANAJUATO
QUERETARO
HIDALGO
JALISCO
COLIMA
MICHOACAN
EDO. DE MEXICO
Mexico City
TLAXCALA
MORELOS
PUEBLA
VERACRUZ
GUERRERO
OAXACA
TABASCO
CAMPECHE
YUCATAN
QUINTANA ROO
Pacific Ocean
0 250 500
Kilometres
CHIHUAHUA
COAHUILA
DURANGO
Rodeo Project
SINALOA
Durango
ZACATECAS
Mazatland
NAYARIT
JALISCO
100 Kilometres
GOLDEN
Golden Minerals
Projection: UTM Zone 13, Northern Hemisphere (WGS 84)
Date: Feb. 2022

Figure 4 . 1
Property Location Map

Property History

Exploration and informal mining of the Rodeo Property dates back over 25 years. Prior to 1994, two prospects, called the “Los Murcielagos” gold-silver-lead-copper and “Francisco Marquez” gold-copper prospects, were documented in the vicinity of the Los Murcielagos arroyo on the Rodeo Property. Little information is available on these historic prospects other than gold and silver-bearing mineralization was apparently extracted from short adits that are visible from surface. In the early 1990’s, exploration work, including geological mapping and drilling, on the property was carried out by La Cuesta International Inc. and Monarch Resources de Mexico, S.A. de C.V. The property was acquired by Canplats Resource Corporation in 2003, and it conducted a geochemical sampling program and multiple drilling programs during the mid-2000s. Canplats was acquired by Goldcorp Inc. in 2010 and the rights to the Rodeo concessions came to be held in Camino Minerals Corporation (“Camino”), a wholly-owned subsidiary of Goldcorp. In 2010, Camino issued a technical report on the property. In 2011, Camino conducted a 6,238-meter drilling program to investigate the extension of the known mineralization to the north and south of the main mineralized zone of the property, as well as its depth. In 2014, Camino relinquished its right to acquire the Rodeo concessions and the property reverted to La Cuesta. We acquired the Rodeo concessions from La Cuesta International Inc. in 2015.

Title and Ownership Rights

The Rodeo Property consists of two mineral concessions totaling approximately 1,866 hectares. The “Rodeo” concession, totaling 521 hectares, is held under a lease agreement dated May 18, 2015 pursuant to which we are required to make advanced royalty payments of $40,000 per year to La Cuesta International, S.A. de C.V., a wholly-owned subsidiary of La Cuesta International Inc (“La Cuesta”). We are required to pay La Cuesta a 2% net smelter return royalty.

After $5 million has been paid to La Cuesta under the royalty agreement, the royalty payment will reduce to a 1% net smelter return. Based on the mineable mineral resources identified by the Company, we do not currently anticipate that the $5 million threshold will be achieved. The mineral resources that have been identified to date are located on the Rodeo concession.

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

We are required to pay annual concession holding fees to the Mexican government to maintain our rights to the Rodeo mining concessions. In 2022, we made such payments totaling approximately $35,000 and expect to pay approximately $40,000 in 2023.  Similar to our Velardeña Properties, the Rodeo Property is subject to the Mexican ejido system requiring us to contract with the local communities, or ejidos, surrounding the property to access mineral claims needed in connection with our mining and exploration activities. The Rodeo deposit is located on a private ranch and is not a part of the ejido system. We have a surface use agreement with the private ranch owner that allows us to operate on the property and does not expire until March 12, 2030. The surface use agreement requires us to make annual payments of approximately $240,000 to the private ranch owner. We also have an agreement with the local ejidos to allow access to the property that we believe will be sufficient to conduct our proposed mining activities for the life of the mine. The local ejidos do not have a direct interest in the mineral claims and payments under the agreement are expected to be less than $25,000 per year.

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

The immediate Rodeo deposit area is approximately 300 meters along strike and 200 meters wide and extends to a depth of 200 meters below surface. The deposit strikes at 330° and dips to the northeast with various vein phases dipping from subvertical to 30°. The deposit is entirely hosted within Tertiary Rodeo volcanics that are strongly silicified and brecciated. The deposit is bound to the east by the Rodeo fault. Along strike to the north and south, the mineralization is offset slightly by near vertical faulting; mineralization does not terminate at these faults, but the intensity of the trend is either diminished or has yet to be located.

Mineral Resource Estimate

Mineral resources were validated by Tetra Tech through the effective date of December 31, 2022. After adjusting for mineral extraction at Rodeo for 2022, the estimate of mineral resources at the Rodeo Property at December 31, 2022 is shown below. Aaron Amoroso, an employee of the Company and “qualified person” pursuant to S-K 1300, prepared the estimate shown below. The resources are reported at a cutoff of 1.0 g/t Au for stockpiling and 1.45 g/t Au for processing. Numbers reported as mineral resource are constrained to a mine design of 1 g/t Au.

Rodeo Property – Summary of Gold and Silver Mineral Resources at December 31, 2022 Based on $1,800 oz/Au and $25 oz/Ag

Classification	Cutoff Au (g/t)	Tonnes	Au (g/t)	Au (oz)	Ag (g/t)	Ag (oz)
Low-Grade (Stockpile)
Measured	1.0	79,600	1.20	3,100	11.69	29,900
Indicated	1.0	11,400	1.18	400	4.82	1,800
Measured + Indicated	1.0	91,000	1.20	3,500	10.83	31,700
High-Grade
Measured	1.45	88,300	2.55	7,200	17.56	49,900
Indicated	1.45	18,000	3.21	1,900	11.00	6,400
Measured + Indicated	1.45	106,300	2.66	9,100	16.45	56,200

*Columns may not total due to rounding

The resource tabulation shown above is based on price forecasts of $1,800/oz and $25/oz for gold and silver, respectively.  In support of these price assumptions, the Company relied on an analysis of price forecasts prepared by a financial analyst in the mining industry, which reflected price forecasts of 22 financial institutions for each of the years 2021 through 2024.  Each institution’s estimate was as of a date between June 2021 and September 2021.  In that report, the median gold price was $1,805 for 2021, $1,800 for 2022 and $1,750 for 2023, while the median silver price was $26.14 for 2021, $25.44 for 2022 and $24.00 for 2023. In preparing the estimate as of December 31, 2022, the Company retained its current price forecasts ($1,800/oz for gold and $25/oz for silver) in the 2022 Rodeo Technical Report.  The Company believes this forecast is reasonable in light of the existing prices at year-end 2022 ($1,812.35/oz and $23.95/oz for gold and silver and the short remaining life of mine. The reported resource for the Rodeo mine as of December 31, 2022 was calculated by adjusting for material mined and processed between December 31, 2021, and December 31, 2022.  The difference in the mineral resources as of the end of the last fiscal year to the preceding fiscal year was 22,900 oz Au (28%) and 81,700 oz Ag (41%) for High-Grade material, and 6,700 oz Au (35%) and 43,600 oz Ag (42%) for the Low-Grade material.

No mineral reserves were reported.

Rodeo Property - Summary of Gold and Silver Mineral Resources at December 31, 2021, Based on $1,800 oz/Au and $25 oz/Ag

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

No mineral reserves were reported.

Production

For a discussion of mineral extraction at Rodeo during 2022 and plans for 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - 2022 Highlights - Rodeo Property.”

Certain Laws Affecting Mining in Mexico

Our current and proposed operations at the Rodeo Property are subject to a variety of laws affecting mining operations in Mexico. For a discussion of these laws, see “Material Mining and Properties - Velardeña Properties - Certain Laws Affecting Mining in Mexico”.

Taxes

For a discussion of the taxes that apply generally to mining projects in Mexico, see “Material Mining Properties - Velardeña Properties - Taxes in Mexico”.

Recent Activities and Operating Plans

For a discussion of recent activities and projected operating parameters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2022 Highlights – Rodeo Property” below.

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

The recent rise in precious metals prices, the advancement of alternative processing technologies in the industry, and the results of our testing activities prompted us to pursue the preparation of an updated PEA based partly on projected increased gold recoveries from a proposed bio-oxidation circuit to treat gold-bearing pyrite concentrates.  In June 2021, we began limited-scale mining activities at our Velardeña underground mine to obtain further bulk samples for use in final optimization of the bio-oxidation (BIOX™) plant design and for use in additional flotation separation studies (BIOX is a trademark of Metso-Outotec for its proprietary bio-oxidation process.). Test results using the BIOX pre-treatment oxidation process continue to support the use of the technology in future processing at Velardeña. In March 2022, we filed an updated PEA Technical Report Summary and 43-101 Technical Report supporting a possible economic operation at Velardeña using the optimized flotation parameters, BIOX treatment of pyrite concentrates and employing resue mining techniques to control dilution. In May 2022 we began additional test-mining activities with a new mining contractor to evaluate productivity and dilution of resue mining on the principal veins accessible from the San Mateo decline in part to validate the PEA assumptions. The results of the test mining met expected productivity metrics but did not meet anticipated dilution metrics on some of the veins mined. We are continuing to evaluate modified mine plans and mining techniques to address dilution issues including new test work on automated ore sorting which shows potential to allow for upgrading mined material by rejecting waste rock after crushing.  We have not yet made a decision regarding a potential restart of the Velardeña mines and it is possible that we will not restart production.

Power for all of the mines and plants is provided through substations connected to the national grid.

Water is provided for all of the mines by wells located in the valley adjacent to the Velardeña Properties. In Mexico, water concessions are granted by the National Commission of Water (“CNA”). Currently no new water concessions are being granted by the CNA; however, companies can acquire water concessions through purchase or lease from current concession holders. We hold title to three wells located near the sulfide plant and hold certificates of registration to three wells located near the oxide plant. We are licensed to pump water from all six wells up to a permitted amount. We are required to make annual payments to the CNA to maintain our rights to these wells. In 2022 we made such payments totaling approximately $84,000 and expect to pay approximately $121,000 in 2023. We are required to pay a nominal additional fee to the CNA each year if we use too much water from a particular well or alternatively if we do not use a minimum amount of water from a particular well.

The following map shows the location of the Velardeña Properties.

U.S.A.
MEXICO
Pacific Ocean
BAJA CALIFORNIA
BAJA CALIFORNIA SUR
SONORA
CHIHUAHUA
COAHUILA
SINALOA
DURANGO
Torreon
Velardena Project
Durango
ZACATECAS
NUEVO LEON
TAMAULIPAS
SAN LUIS POTOSI
NAYARIT
AGUASCALIENTES
GUANAJUATO
QUERETARO
HIDALGO
JALISCO
COLIMA
MICHOACAN
EDO. DE MEXICO
Mexico City
TLAXCALA
MORELOS
PUEBLA
VERACRUZ
GUERRERO
OAXACA
TABASCO
CAMPECHE
YUCATAN
QUINTANA ROO
Mazatland
100 Kilometres
0 250 500
Kilometres
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

Title and Ownership Rights

We hold the concessions comprising the Velardeña Properties through our wholly-owned Mexican subsidiary Minera William S.A. de C.V. At present, a total of 28 mineral concessions comprise the Velardeña Properties. The Velardeña Properties concessions encompass approximately 316 hectares. The mineral concessions vary in size, and the concessions comprising each mineral property are contiguous within each of the Velardeña and Chicago properties. We are required to pay annual concession holding fees to the Mexican government to maintain our rights to the Velardeña mining concessions. In 2022, we made such payments totaling approximately $23,000 and expect to pay approximately $27,000 in 2023.  We also own the surface rights to 144 hectares that contains the oxide plant, tailings area and access to the Chicago mine, along with surface lands that may be required for potential plant expansions.

The Velardeña Properties are in part subject to the Mexican ejido system requiring us to contract with the local communities, or ejidos, surrounding our properties to obtain surface access rights needed in connection with our mining and exploration activities. We currently have contracts with two ejidos to secure surface rights for our Velardeña Properties with a total annual cost of approximately $56,000. We have a ten-year contract with the Velardeña ejido, which provides surface rights to certain roads and other infrastructure at the Velardeña Properties through 2031 and a 25-year contract with the Vista Hermosa ejido, which provides exploration access and access rights for roads and utilities for our Velardeña Properties until 2038.

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

Mineral Resource Estimate

Estimated mineral resources for the Velardeña project are shown in Table 2. The resource is reported by mineral type and resource class for all veins. Resources were calculated as diluted to a minimum of 0.7 meters and are reported at a $175 NSR cutoff.  There have been no changes to the Velardeña mineral resource estimate compared to the estimate prepared as of December 31, 2021.  The Company evaluated the price assumptions used in the preparation of the December 31, 2021 estimate and concluded that the prices used remain reasonable.  As noted above, we continue to evaluate modified mine plans and mining techniques to address dilution issues including new test work on automated ore sorting which shows potential to allow for upgrading mined material by rejecting waste rock after crushing. We expect to complete that work in mid-2023 and to update the Velardeña mineral resource estimate at that time.

Table 2: Velardeña Project – Summary of Silver and Gold Mineral Resources at December 31, 2021(4)

based on $23.70/troy ounce Ag, $1,744/troy ounce Au, $0.97/lb. Pb, and $1.15/lb. Zn (1)(2)(3)

Classification	Mineral Type	NSR Cutoff	Tonnes	Grade Ag g/t	Grade Au g/t	Grade Pb%	Grade Zn%	Ag oz	Au oz	Pb lb.	Zn lb.
Measured	Oxide	175	128,800	268	5.69	1.74	1.53	1,108,000	23,500	4,936,000	4,333,400
Indicated	Oxide	175	280,300	262	5.06	1.73	1.45	2,361,200	45,600	10,681,500	8,936,600
Measured + Indicated	Oxide	175	409,100	264	5.26	1.73	1.47	3,469,200	69,100	15,617,500	13,270,000
Inferred	Oxide	175	351,400	417	4.95	2.55	1.45	4,714,600	56,000	19,729,500	11,248,200

Measured	Sulfide	175	256,200	357	5.52	1.56	1.91	2,942,800	45,500	8,819,300	10,769,700
Indicated	Sulfide	175	603,500	341	4.79	1.46	1.91	6,619,400	92,900	19,475,600	25,408,900
Measured + Indicated	Sulfide	175	859,700	346	5.01	1.49	1.91	9,562,200	138,400	28,294,900	36,178,600
Inferred	Sulfide	175	1,357,700	348	4.76	1.52	1.97	15,179,000	207,800	45,534,200	58,952,900

Measured	All	175	385,000	327	5.58	1.62	1.78	4,050,800	69,000	13,755,300	15,103,100
Indicated	All	175	883,800	316	4.88	1.55	1.76	8,980,600	138,500	30,157,100	34,345,500
Measured + Indicated	All	175	1,268,800	319	5.09	1.57	1.77	13,031,400	207,500	43,912,400	49,448,600
Inferred	All	175	1,709,200	362	4.80	1.73	1.86	19,893,600	263,800	65,263,700	70,201,100

Notes:

(1)	Tetra Tech was the qualified person for the preparation of the mineral resource estimate for the Velardeña Properties.
(2)	Resources are reported as diluted tonnes and grade to 0.7 m fixed width.
(3)	Columns may not total due to rounding.
(4)	No material change in resource to December 31, 2022

Mineral resources have been tabulated using a US$175/t NSR cutoff grade based on the price assumptions shown in Table 3. The resource tabulation is presented based on the long-term average consensus prices from 40 banks as of December 31, 2022. The prices used are US$23.70/troy ounce Ag, US$1,744/troy ounce Au, US$0.97/lb. Pb, and US$1.15/lb. Zn.

Table 3: Cutoff price assumptions

Assumption	Value
Ag Price $/oz	23.70
Au Price $/oz	1,744
Pb Price $/lb.	0.97
Zn Price $/lb.	1.15

NSR has been calculated with concentrate characteristics and marketing terms supplied by Golden Minerals. Metal contributions are dependent on the concentrate and mineral type, and the overall recoveries are shown in Table 4.

Table 4: NSR metallurgical recovery assumptions

Metal	Sulfide Metallurgical Recovery %
Au	67
Ag	90
Pb	72
Zn	77

Velardeña Properties Activities

Given high precious metals prices, the advancement of alternative processing technologies in the industry and the results of our testing activities prompted us to pursue the preparation of an updated Preliminary Economic Assessment of our Velardeña project. In April 2020 we announced positive results from the updated PEA. The updated PEA was prepared to incorporate new and updated elements of the project database, mine plan and processing plan, most notably the inclusion of bio-oxidation treatment of gold-bearing pyrite concentrates. In late 2019, we obtained successful results from testing Velardeña gold concentrate material using Finnish firm Outotec’s “BIOX” process, a sustainable technology that was developed to pre-treat refractory ores and concentrates ahead of conventional cyanide leaching. The gold in these types of mineralized materials, such as those found at Velardeña, is encapsulated in pyrite and arsenopyrite which prevents the gold from being successfully cyanide leached. BIOX utilizes bacteria to oxidize these sulfide minerals, thereby exposing the gold for subsequent cyanide leaching and increasing overall gold recoveries. The 2019 BIOX testing of Velardeña material achieved gold recoveries of 92% from the pyrite-arsenopyrite concentrate, compared to sub-30% gold recoveries realized when the Velardeña Properties last operated in 2015. Tests completed in 2021 and 2022 confirm these results.  During 2023, we plan to continue to evaluate mine plans and mining techniques to address dilution concerns, including test work on automated ore sorting technology.  No decision has been made regarding a potential restart of the Velardeña mines and it is possible that we will not restart production.

Infrastructure

N
S
W
E
Velardena Ejido
Santa Juana Mine
2775000mN
2775000mN
Terneras Mine
San Mateo Mine
Mine Offices
Concentrate Warehouse
Sulphide Plant
Mine Lab
Velardeña
Oxide Plant
Chicago Mine
Tailings Pond
Vista Hermosa Ejido
2770000mN
2770000mN
Vista Hermosa
630000mE
Legend
Water Well
GMC owned surface lands
Velardena Concessions
Facility
50KV power-line
Vista Hermosa Ejido
Velardena Ejido
SITE:
Velardeña Project, DGO
TITLE:
Surface Infrastructure
SCALE:
1:45,000
DATE:
Feb, 2022
DATUM:
WGS84_13N
0
1.0km

The Velardeña and Chicago Mines are fully developed underground with 10,122 meters of drift and ramp development and 2,278 meters of raise development. Surface installations include maintenance shops, offices, and systems for water, electricity, and compressed air as required for underground mining.

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

Figure 1 shows the processing flow sheet for Plant 1

Figure 1: Process plant flow sheet for Plant 1

The sulfide plant was originally constructed in 1966 and has been upgraded and rebuilt several times, most recently in 2014 prior to use in 2015 and in 2017 in preparation for a re-start of the Velardeña and Chicago Mines. The book value of the plant as of December 31, 2022 is zero.

The oxide processing plant at Velardeña is a conventional agitated cyanide leach facility and has an operating capacity of up to 550 tpd depending on material hardness and grind size requirements. It is in excellent working condition and is currently in use processing mineralized material from our Rodeo Mine (see Rodeo Mine above for details of the oxide plant). In the future, if we re-start mineral extraction at the Velardeña and Chicago Mines and construct the proposed bio-oxidation facility, we plan to process oxidized concentrates and oxidized mineralized material from the Velardeña

Properties at Plant 2. The plant was initially constructed in 1996 and improved in 2005 and again in 2012 and 2021. The book value of the plant as of December 31, 2022 is $1.2 million.

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

The Concession System

Under Mexican law, mineral deposits are property of the Mexican republic, and a mining concession, granted by the executive branch of the federal government, is required for the exploration, exploitation and processing of mineral deposits. Mining concessions may only be granted to Mexican individuals domiciled in Mexico or companies incorporated and validly existing under the laws of Mexico. Mexican companies that have foreign shareholders must register with the National Registry of Foreign Investments and renew their registration on an annual basis. Mining concessions grant rights to explore and exploit mineral deposits but do not grant surface rights over the land where the concession is located. Mining concession holders are required to negotiate surface access with the landowner or holder (e.g., agrarian communities) or, should such negotiations prove unsuccessful, file an application with the corresponding administrative authority (Ministry of Economy or Ministry of Agrarian-Territorial-Urban Development) to obtain an easement, temporary occupancy, or expropriation of the land, as the case may be. An application for a concession must be filed with the Mining Agency or Mining Delegation located closest to the area to which the application relates.

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

Yoquivo

Location, Access and Facilities

The Yoquivo Project is located 210 km west–southwest of the city of Chihuahua, in Ocampo Municipality, Chihuahua State.  The approximate centroid of the project concessions is located at 28°2’12.2”N latitude, 108°2’37.2”W longitude.  The closest town to the Project is Basaseachi, approximately 24 km to the northwest of the project area.  The town can support basic exploration activities, and currently the Company rents a house in Basaseachi as the base for project exploration activities. The Project can be reached via a series of paved and unpaved roads from Basaseachi.

The area has a long tradition of mining, and within 50 km of the project area are several large open pit and underground precious metal mines. These mines source the majority of their workforces from the local communities. There is sufficient skilled and unskilled labour in the communities near to the Yoquivo Project to provide skilled and unskilled labour for the Project.

The Comisión Federal de Electricidad (the state power company) constructed a 115 kV powerline to the town of Basaseachi in 2005, and the community of San Francisco de Yoquivo is connected to the main power grid.  However, it is likely that these lines would need to be upgraded to support any future operations at the Yoquivo Project.

Property History

We acquired our interest in the Project in 2017 from The Yoquivo group of concessions (El Dollar, La Copa, San Francisco de Yoquivo, La Niña, Dolores, and La Restauradora) from Alejandro Dozal González and Paola Gabriela Dozal González in March 2022.  The acquisition consisted of a total payment of US$480,000 over 54 months and payment of US$125,140 to settle all outstanding property taxes the original concessions owners owed to the Mexican government. The Esperanza concession was acquired from Maria Esthela Parra Quezada, María del Carmen Parra Quezada, Jesús

Antonio Parra Quezada and Emiliano Hurtado Montaño on 29 July, 2019 for a total payment of US$250,000 over 36 months. Prior to our ownership of the property, work conducted at the site included limited narrow-vein mining activities, surface geological and reconnaissance mapping, mapping and sampling of historical excavations, rock chip and channel sampling, a regional helicopter geophysical survey, and core drilling.  Several companies owned an interest in the Project prior to our ownership, including Cia. Minera La Rastra, S.A., Mead Exploration Co., Sydney Resources Corporation, West Timmins Mining Inc., and Konigsberg Corporation.  During our period of ownership we have completed surface geological and reconnaissance mapping, mapping and sampling of selected historical excavations, rock chip and channel sampling, core drilling, and initial internal metallurgical studies.

Title and Ownership Rights

The Project is 100% held by Golden Minerals, subject to royalty interests.  Third-party net smelter return (NSR) royalties are payable on all of the concessions, and range from 2–3%, capped at $2.8M, in the aggregate.

The Project consists of seven mining concessions with an area totalling about 1,975 ha, located within the Ocampo municipality, Chihuahua State.  In Mexico, mining concessions are granted by the Economy Ministry and are considered exploitation concessions with a 50-year term.  All payments of mining duties and taxes for the concessions are up to date, and the required proof of annual labour forms have been filed for the concessions.

The following map shows the location of the Project along with the Company and 3rd party concessions.

Rancheria Yoquivo
La Esperanza
La Restauradora
La Nina
El Dollar
Dolores
San Francisco de Yoquivo
La Copa
Arroyo La
Arroyo Loma
Rio Huisuachic
2708 m
2672 m
N
Legend
Yoquivo Concessions
3rd Party Concessions
Ejido Boundary
Village
Road
Stream
Municipality Boundary
SITE:
Yoquivo Project, CHI
TITLE:
Mineral Concessions
SCALE:
1:40,000
DATE:
Dec, 2022
DATUM:
UTM WGS84 Zone 12N
0
1Km
2km
CONANP, Esri, HERE, Garmin, Foursquare, GeoTechnolo
787000
788000
789000
790000
791000
792000
793000
794000
795000
796000
3109000
3108000
3107000
3106000
3105000
3104000
3103000
3102000

Name of Mine Concession	Concession File Number
El Dolar	214876
La Copa San Francisco de Yoquivo La Niña Dolores La Restauradora La Esperanza	223499 220851 217475 216491 217476 218071

The claims are located on the San Francisco de Yoquivo ejido.  Although the mineral rights are independent of the surface rights, access to the claim block is granted through an agreement between the concession holder and the San Francisco de Yoquivo ejido that does not have a direct interest in the mineral claims.  Minera de Cordilleras signed a five-year temporary access agreement in May 2018 with the San Francisco de Yoquivo ejido to allow the company to conduct exploration activities within the mineral concessions.  We are currently negotiating a new access agreement with the ejido to allow a continuation of exploration activities.

Geology and Mineralization

The mineralization types within the vein systems at Yoquivo are examples of low-sulphidation systems. The Yoquivo Project is located within the Sierra Madre Occidental volcanic belt (Sierra Madre), an arc formed by eastward subduction of the Pacific Plate.  The Sierra Madre is a metallogenic terrane well known for its epithermal precious metal deposits.

The mineralization on the Yoquivo Project consists of several epithermal quartz veins in four principal vein systems (Pertenencia, San Francisco, Dolar and Esperanza). Individual vein systems have been mapped and sampled over >3,000 m strike lengths and range from 0.2 m to >5 m in width.

In general, at surface, the veins are sulphide-poor, and have textures typical of a low-sulphidation epithermal environment, including fine colloform to crustiform banding, bladed calcite textures, and open-space filling textures.  Outside of the principal mineralized structures and their adjacent stockwork zones, veins are mostly limited to isolated single veins, minor subparallel veins, or small patches of stockwork veins.  Orientations of these minor veins are varied, but most commonly dip steeply to the southeast.

Veins have narrow haloes of silicification, local argillic alteration, and distally grade into weak chloritic alteration.  The walls of the vein structure sometimes have sharp boundaries, but it is also quite common for the vein to consist of anastomosing veinlets and stockwork veinlets.

Sulphides are generally pyrite with rare argentite, and locally minor galena–sphalerite–chalcopyrite, and total sulphide content is generally <5%.  In the oxide zone, the sulphides are leached, leaving either casts or pseudomorphs of goethite–hematite.

Properties Activities

The initial exploration drilling was conducted in 2007 by West Timmins, who drilled eight core holes totaling 2,473 m.  Drill data from the West Timmins campaign are not used in mineral resource estimation because no original assay certificates, down-hole survey or assay quality assurance and quality control (QA/QC) data are currently available to us for this drilling campaign.  In addition, no drill holes from this campaign intersected the Pertenencia vein system.  From 2020 to 2022, we have drilled 70 core holes totaling 16,565m.  A total of 78 core holes, totaling 19,039 meters have been drilled at Yoquivo.

On average, the true width of mineralization is about 50–80% of the core length but varies depending on local orientation of the mineralized zones and the drill hole orientation.

Metallurgical Testwork

Two composite samples for preliminary test work were collected by Golden Minerals from coarse rejects of Yoquivo core samples.  These composites were designed to represent low grade and medium grade mineralized material at Yoquivo.  Metallurgical investigations included creating composites, conducting head assays for gold, silver, cyanide soluble gold, and cyanide soluble silver, conducting duplicate bench top agitated leach tests, and flotation tests.  Metallurgical tests were designed and conducted by Golden Minerals personnel at the Velardeña metallurgical laboratory.

The samples responded very well to flotation.  Gold recoveries were between 84% and 95% and silver recoveries were between 82% and 89%.  The flotation kinetics were quick as gold recoveries near 70% and silver recoveries near 60% were achieved in the first minute.

Recoveries of 85% for gold and silver were recommended by the QP for use in assessing reasonable prospects of economic extraction when performing the mineral resource estimate.  These forecasts can support estimation of inferred mineral resources.

Mineral Resource Estimate

The initial mineral resource estimate for the Yoquivo property was completed in February 2023 by the Company.  Resources are reported by vein.  The resource tabulation shown below is based on price forecasts for $1,840/oz Au and $24/oz Ag, respectively.  In support of these price assumptions, the Company relied on a review of long-term mining analysts and investment bank forecasts; pricing used in technical reports filed with Canadian regulatory authorities during 2022; pricing reported by major mining companies in public filings such as annual reports and management discussion and analyses during 2022; and three-year trialing average pricing.

Yoquivo Property - Summary of Gold and Silver Mineral Resources at February 24, 2023 based on $1,840 oz/Au and $24 oz/Ag

Vein	Tonnes	Ag (g/t)	Au (g/t)	AgEq (g/t)	Ag (koz)	Au (koz)	AgEq (koz)
Pertenencia	244,000	630	2.9	850	4,930	23	6,690
Camila	285,000	330	2.0	490	3,070	18	4,470
Camila Hanging Wall	170,000	300	1.8	440	1,610	10	2,370
New	118,000	560	1.6	680	2,130	6	2,570
Esperanza	120,000	150	1.8	290	570	7	1,130

Total	937,000	410	2.1	570	12,300	64	17,230

Notes to accompany mineral resource table:

1.	Mineral resources have been classified using the mineral resource definitions set out in S-K 1300. The estimate was current as of February 24, 2023.
2.	The mineral resource estimate was completed by the Company. Aaron Amoroso, an employee of the Company, reviewed the work completed by the Company and is the Qualified Person for the mineral resource estimate for the Yoquivo property.

3.	Reported Inferred resources include crown pillar portions, defined as: Pertenencia Vein 24,000 tonnes @ 1,680 g/t Ag, 6.2 g/t Au and 2,160 g/t AgEq for 1,310 koz Ag, 5 koz Au and 1,690 koz AgEq; New Vein 15,000 tonnes @ 420 g/t Ag, 2.2 g/t Au and 590 g/t AgEq for 210 koz Ag, 1 koz Au and 290 koz AgEq;Esperanza Vein 22,000 tonnes @ 130 g/t Ag, 1.8 g/t Au and 270 g/t AgEq for 90 koz Ag, 1 koz Au and 190 koz AgEq
4.	Mineral resources assume a traditional underground cut-and-fill mining method; a silver price of US$24/oz, a gold price of US$1,840/oz, a minimum mining width of 1 m; assumed silver and gold metallurgical recovery of 85%; an average mining cost of US$75 /t mined; average processing and general and administrative cost of US$50/t processed; transportation and selling cost of US$0.95/oz Ag and US$15/oz Au; and a gold and silver royalty of 2%.
5.	Mineral resources are reported insitu within a grade shell constructed from composites above a cut-off grade of 200 g/t silver equivalent (AgEq), where AgEq = Ag g/t + Au g/t * (1,840/24), where 1,840 is the gold price per ounce in US$, and 24 is the silver price per ounce in US$. Recovery for Au is equal to recovery for Ag.
6.	All tonnage, grade and contained metal content estimates have been rounded; rounding may result in apparent summation differences between tonnes, grade, and contained metal content.

A portion of the vein systems at Yoquivo have been the subject of historical mining.  The majority of the historical mining has been conducted on the San Francisco vein system, but there is evidence that some historical mining has occurred on the Pertenencia and Esperanza vein systems.  There is no evidence for mining on the Camila and Camila HW vein systems.  There are some small prospect pits on the New vein system but no evidence of any historical mining.  Our drilling in the upper part of the Pertenencia vein system encountered old workings in some of the drill holes.  Adjacent drill holes located  less than 10 meters away from those drill holes did not intersect workings, suggesting that the workings are small and erratic, and may represent development on the vein rather than large areas of stoping.

Certain Laws Affecting Mining in Mexico

Our current and proposed operations at the Yoquivo Property are subject to a variety of laws affecting mining operations in Mexico. For a discussion of these laws, see “Material Mining and Properties - Velardeña Properties - Certain Laws Affecting Mining in Mexico” above.

Taxes

For a discussion of the taxes that apply generally to mining projects in Mexico, see “Material Mining Properties - Velardeña Properties - Taxes in Mexico”.

El Quevar

Location and Access

Our El Quevar silver exploration project is located at 24°21’20.4”S latitude and 66°48’13.3”W longitude in the San Antonio de los Cobres municipality, Salta Province, in the altiplano region of northwestern Argentina, approximately 300 kilometers by road northwest of the city of Salta, the capital city of the province. The project is also accessible by a 300-kilometer dirt and gravel road from the city of Calama in northern Chile. The small village of Pocitos, located about 20 kilometers to the west of El Quevar, is the nearest settlement. We have established a camp approximately 10 kilometers west of the project to house project workers. A high-tension power line is located approximately 40 kilometers from the site, and a high-pressure gas line devoted to the mining industry and subsidized by the Salta government is located within four kilometers of the El Quevar camp. There is a permitted well for non-potable water on the property with ample volume for exploration purposes and with potential to be increased to accommodate future production needs.

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

The El Quevar project is currently comprised of 31 mining concessions that we hold directly or indirectly through our wholly-owned subsidiaries. In total, the El Quevar project encompasses approximately 57,000 hectares. The area of most of our exploration activities at El Quevar is within the concessions that are owned by Silex Argentina S.A., our wholly-owned subsidiary.

We are required to pay a 1% net smelter return royalty on the value of all minerals extracted from the El Quevar II concession and a 1% net smelter return royalty on one-half of the minerals extracted from the Castor concession to the third party that owns the royalties on these concessions. We can purchase one half of the royalty for $1 million in the first two years of mining. The Yaxtché deposit is located primarily on the Castor concession. We may also be required to pay a 3% royalty to the Salta Province based on the net smelter value of minerals extracted from any of our concessions less costs of processing. To maintain all of the El Quevar concessions, we paid fees to the Argentine government of approximately $18,000 and $12,000 in 2021 and 2022, respectively. In 2023 we expect to pay approximately $40,000.

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

Barrick Earn-In Agreement

In April 2020, we entered into the Earn-In Agreement with Barrick, pursuant to which Barrick has acquired an option (the “Option”) to earn a 70% interest in the Company’s El Quevar. Pursuant to the terms of the Earn-In Agreement, in order to earn an undivided 70% interest in the El Quevar project, Barrick must: (A) incur a total of $10 million in work expenditures over a total of eight years ($0.5 million per year in years one and two, $1.0 million per year in years three, four and five, and $2.0 million per year in years six, seven and eight); (B) deliver to the Company a National Instrument 43-101 compliant pre-feasibility study pursuant to the parameters set forth in the Earn-In Agreement; and (C) deliver a written notice to exercise the Option to us within the term of the Earn-In Agreement. Barrick may withdraw from the Earn-In Agreement at any time after spending a minimum of $1.0 million in work expenditures and upon providing us with 30 days’ notice. Barrick has met the $1 million in work expenditures that would allow them to withdraw from the Earn-in Agreement.

Upon satisfaction of the earn-in conditions and exercise of the Option, we will form a new entity (“NewCo”) that will hold the El Quevar properties. NewCo will be 70% owned by Barrick and 30% owned by us. Funding of NewCo will be based on Barrick’s and our respective ownership, and industry standard dilution mechanisms will apply in the case of funding shortfalls by either shareholder.

During the earn-in period, originally scheduled from April 9, 2020 to April 9, 2028, in addition to the exploration spending, Barrick will fund the holding costs of the property, which will qualify as work expenditures. Barrick will reimburse us for expenses related to maintaining the exploration camp which will initially be run by us under a service agreement, which will also qualify as work expenditures. Through December 31, 2022, approximately $2.1 million of expenses incurred by us were reimbursed under the Earn-In Agreement.

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

Exploration Properties

In addition to Rodeo, Velardeña, El Quevar, and Yoquivo, we currently control a portfolio of approximately 10 exploration properties located primarily in certain traditional precious metals producing regions of Mexico, Nevada and Argentina. We do not consider any of our other exploration properties to be individually material, including those noted below.

In 2023 we plan to focus our exploration efforts primarily on evaluating and searching for mining opportunities in North America with near term prospects of mining. We are also focused on continuing our exploration efforts on selected properties in our portfolio.

A brief discussion of certain of our exploration properties is below. We do not believe any of the below are individually material to us at this time.

Sarita Este

In December 2019, we paid $150,000 to enter into an option agreement with Cascadero Minerals Corporation (“Cascadero”) to acquire a 51% interest in the gold/copper Sarita Este concession, located in the northwest portion of the Province of Salta, Argentina, located near the Taca Taca project owned by First Quantum Minerals. The option agreement called for us to spend at least $0.3 million in exploration expenditures and complete a 2,000-meter drill program by the end of 2021, another $0.5 million by the end of 2022, and another approximately $1.6 million by 2023 for a total $2.5 million. We have exceeded the drilling requirements and have spent approximately $3.0 million since entering into the agreement in December 2019.  In the fourth quarter of 2021 we completed the first drill program ever conducted at Sarita Este, which involved drilling 10 diamond drill holes totaling 2,518 meters to explore untested epithermal gold-silver and copper porphyry targets. In January 2022 we announced assay results from the drill program, which we believe indicate the potential for a significant gold system.  We completed a second drill program in June 2022 designed to offset and further delineate mineralization associated with the gold interval encountered in the first drill program.  We believe that the recently released assay results from that program point to a potentially economic shallow oxidized gold system.

Santa Maria

On July 14, 2020, we entered into a binding letter of intent with Fabled Silver Gold Corp., formerly known as Fabled Copper Corp. (“Fabled”), for a potential transaction pursuant to which Fabled would acquire our option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (the “Option”). On December 4, 2020, we entered into a definitive option agreement (the “Option Agreement”) to sell our Option to Fabled, and we subsequently amended that Option Agreement on two occasions. As consideration for the Option, Fabled (i) paid $0.5 million in cash to us and issued to us one million shares of Fabled’s common stock; (ii) paid $1.5 million in cash to the Company on the one year anniversary date following the closing of the Option Agreement; (iii) agreed to pay $2.0 million in cash to the Company in eight $250,000 quarterly installments expiring on September 30, 2024; and (iv) upon exercise of the Option, will grant the Company a 1% net smelter return royalty on the Maria, Martia III, Maria II Frac. I, Santa Maria and Punto Com concessions (the “Concessions”). Pursuant to the Option Agreement, during the Exercise Period, Fabled was obligated to pay to each of the owners of the Concessions (the “Owners”) any remaining required payments due to the Owners pursuant to the various underlying option agreements between the Owners and the Company, and to make all payments and perform all other requirements needed to maintain the Concessions in good standing. Fabled did not make the payment due on January 31, 2023, and we issued a notice of default under the Option agreement. Fabled did not cure the default as required within 5 days therefore, we have taken back the property as allowed under the Option agreement.

Sand Canyon

During the second quarter 2019 we entered into an earn-in agreement with Golden Gryphon Explorations for the Sand Canyon project located in northwestern Nevada, where surface work has identified a large system of epithermal veins with potential for gold and silver deposits. We have since amended that agreement on two occasions in order to extend the time period during which we are able to satisfy the spending commitments.  The option agreement provides us with the opportunity to earn a 60% interest in the Sand Canyon project by spending $2.5 million in exploration expenses over six years.  We have paid $25,000 cash and $50,000 in reimbursed exploration expenditures to acquire the option and $35,000 cash in 2020 on the first anniversary of the agreement, and have made payments of a total additional $100,000 ($50,000 in 2021 and $50,000 in 2022).  Through December 31, 2022, we have spent $1.8 million toward the $2.5 million earn-in requirement, fulfilling the first- and second-year minimum expenditures and the minimum drill commitment.  To retain our ability to earn an interest in the project, we are required to spend an additional $750,000 prior to March 2024 and an additional $500,000 prior to March 2025.

We have completed an initial drill program of approximately 1,800 meters in 4 diamond drill holes. The drill holes were placed to target surface geochemical and geophysical anomalies associated with epithermal veining observed in outcrops. Drill holes tested the two principal epithermal vein target areas on the property, the DeLong Canyon target and the Sand Canyon target. The drill hole collared to test the DeLong Canyon target did not encounter any veins or significant anomalous geochemical values. Interpretation shows that a fault offset likely caused the drill hole to miss the vein system as projected from surface. The three drill holes collared to test the veins and anomalies in the Sand Canyon target area all intersected narrow vein and breccia structures with low anomalous values of Ag, As, Sb, and Mo. No potentially economic concentrations of precious metals were encountered in any of the four drill holes. Plans for further testing of the mineralized system are being considered.

Our Competitive Strengths and Business Strategy

Our business strategy is to establish Golden Minerals as a mid-tier precious metals mining company focused in North America and Argentina. We also review strategic opportunities from time to time.

Rodeo Property. We began mining at the Rodeo Property in late December 2020 and began processing mined material from the Rodeo Property in January 2021. We reached a steady state of throughput in April 2021 and exceeded our extraction guidance for Rodeo in 2021.

Velardeña Properties. Due to continuing net operating losses, we suspended mining and sulfide processing activities at the Velardeña Properties during the first half of November 2015. In June 2021 we began limited scale mining activities at our Velardeña underground mine to obtain further bulk samples for use in final optimization of the bio-oxidation plant design and for use in additional flotation separation studies that will indicate how we can best separate the gold-bearing minerals into the pyrite-arsenopyrite concentrate that is proposed for processing in the bio-oxidation circuit. We are also testing mining methods to ensure that we can effectively control mining dilution to obtain the head grades that we expect based on our PEA study. We have not yet made a decision regarding a potential restart of the Velardeña mines, and it is possible that we will not restart production.

Yoquivo. The initial mineral resource reported for Yoquivo is the first step in moving the property into focus as a potential development property for the company.  As financial resources allow, we intend to continue to evaluate prospects for economic mineral extraction at Yoquivo.

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

Rodeo Property. As a result of our decision to commence mining operations at our Rodeo project, we now consider the Rodeo Property to be one of our material properties, along with the Velardeña Properties, the El Quevar Property and the Yoquivo Property. We began mining at the Rodeo project in late December 2020 and began processing mined material from the Rodeo project in January 2021. We reached a steady state of throughput in April 2021 and exceeded our extraction guidance for Rodeo in 2021.

Executive Officers of Golden Minerals

Name	Age	Position
Warren M. Rehn	68	President and Chief Executive Officer; Director
Julie Z. Weedman	58	Senior Vice President and Chief Financial Officer
John Galassini	59	Chief Operating Officer

Warren M. Rehn. Mr. Rehn was appointed President of our Company in May 2015 and appointed Chief Executive Officer and director in September 2015. Mr. Rehn previously served as Senior Vice President, Exploration and Chief Geologist since December 2012 and served as Vice President, Exploration and Chief Geologist since February 2012. From 2007 until February 2012, Mr. Rehn held various positions at Barrick Gold Exploration, Inc., serving most recently as Chief Exploration Geologist for the Bald Mountain and Ruby Hill mining units. From 2005 until 2007, Mr. Rehn was a consulting geologist for Gerson Lehman Group, which provides consulting services to various industries, including geology and mining. Mr. Rehn served as a Consulting Senior Geologist at Placer Dome Exploration, Inc. in 2004 and as an independent consulting geologist throughout the Americas from 1994 until 2003. He served as a Senior Geologist at Noranda Exploration, Inc. from 1988 until 1994. Mr. Rehn holds an M.S. in Geology from the Colorado School of Mines and a B.S. in Geological Engineering from the University of Idaho. Mr. Rehn also serves as a director of the Company, and in determining Mr. Rehn’s qualifications to serve on our board of directors, the board has considered, among other things, his experience in the mining industry, including his exploration and geology expertise and experience at several mining companies, as well as his history with the Company.

Julie Z. Weedman. Ms. Weedman joined Golden Minerals in January of 2022 as Vice President Finance, assuming the Senior Vice President and Chief Financial Officer role in April 2022. Prior to joining Golden Minerals, Ms. Weedman served as Vice President Finance of Aerospace Contacts LLC from March 2020 to January 2022. She previously served as controller for Cupric Canyon Capital LLC from March 2015 until December 2019 and as corporate controller of Mercator Minerals Ltd. from June 2012 to January 2015. Prior to joining Mercator, Ms. Weedman worked from 2006 to 2012 for Ducommun Corporation, serving in several capacities including site controller and group controller for its Ducommun Technologies division. She also spent 10 years at Phelps Dodge Corporation in various financial roles including assistant controller of Chino Mines Co. in Silver City, New Mexico. Ms. Weedman began her career in public accounting with Deloitte & Touche. She holds a B.S. in accountancy from Northern Arizona University.

John Galassini.  Mr. Galassini joined Golden Minerals in May of 2022. Prior to that, he served as Executive Vice President and Chief Operating Officer for Sabre Gold Mines Corporation from March 2021 to April 2022. From March 2017 to March 2021, he served as an independent consultant to numerous mining companies. Before that, he was the Senior Vice President – Mining at Nyrstar from December 2014 through March 2017 and prior to that, he was the Chief Operating Officer for Sunshine Silver Mines from 2011 through 2013. He began his career with Phelps Dodge, serving as General Manager at the Morenci copper mine in Arizona, President of Minera Candelaria in Chile, and ultimately rising to the role of Senior Vice President of North America Operations where he was responsible for seven large mining operations and two smelters. He later served as Regional Vice President, North America, for Kinross Gold from 2009 to 2011, where he was responsible for the company’s exploration and mining operations in North America. He received a Bachelor of Science degree in chemical engineering from New Mexico State University and is a member of the Society for Mining, Metallurgy and Exploration.

Metals Market Overview

We are an emerging precious metals exploration company with silver and gold mining properties in Mexico and a large, advanced exploration silver project in Argentina. Descriptions of the markets for these metals are provided below.

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

The following table sets forth for the periods indicated on the London Fix high and low silver fixes in U.S. dollars per troy ounce. On March 14, 2023, the closing price of silver was $21.64 per troy ounce

	Silver
Year	High	Low
2013	$32.23	$18.61
2014	$22.05	$15.28
2015	$18.23	$13.71
2016	$20.71	$13.58
2017	$18.56	$15.22
2018	$17.52	$14.13
2019	$19.31	$14.38
2020	$19.31	$12.01
2021	$28.89	$21.53
2022	$29.59	$17.77
2023	$26.18	$20.09

*  Through March 10, 2023.

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

The following table sets forth for the periods indicated on the London Fix PM high and low gold fixes in U.S. dollars per troy ounce. On March 14, 2021, the closing price of gold was $1,907 per troy ounce.

	Gold
Year	High	Low
2013	$1,694	$1,192
2014	$1,385	$1,142
2015	$1,296	$1,049
2016	$1,366	$1,077
2017	$1,346	$1,151
2018	$1,355	$1,178
2019	$1,546	$1,270
2020	$1,672	$1,527
2021	$1,957	$1,685
2022	$2,039	$1,629
2023	$1,932	$1,811

*  Through March 10, 2023.

Employees

We currently have 238 employees, including 9 in the United States, approximately 214 in Mexico, primarily involved with the Rodeo operation, and 15 in Argentina, primarily in connection with the El Quevar project.

Competition

There is aggressive competition within the mining industry for the acquisition of a limited number of mineral resource opportunities, and many of the mining companies with which we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, as well as on exploration and advancement of their mineral properties. We also compete with other mining companies for the acquisition and retention of skilled mining engineers, mine and processing plant operators and mechanics, geologists, geophysicists and other experienced technical personnel. Our competitive position depends upon our ability to successfully and economically advance new and existing silver and gold properties. Failure to achieve and maintain a competitive position could adversely impact our ability to obtain the financing necessary for us to advance our mineral properties

Available Information

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

Risk Factors related to our Financial Circumstances

There is substantial doubt about whether we can continue as a going concern.

At February 28, 2023, our aggregate cash and cash equivalents totaled approximately $1.8 million. In the absence of sufficient asset sales, equity financing or other external funding the Company’s cash balance is expected to be depleted in the second quarter of 2023. Therefore, our continuation as a going concern is dependent upon our achieving a future financing or strategic transaction. However, there is no assurance that we will be successful pursuing a financing or strategic transaction. Accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern. Ultimately, in the event that we cannot obtain additional financial resources or achieve profitable operations, we may have to liquidate our business interests and investors may lose their investment. The accompanying consolidated financial statements have been prepared assuming that our company will continue as a going concern. Continued operations are dependent on our ability to obtain additional financial resources or generate profitable operations. Such additional financial resources may not be available or may not be available on reasonable terms. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Such adjustments could be material.

We are an exploration stage company and do not have a long-term source of revenue.

We have a history of operating losses. Although our Rodeo Property generated revenue and free cash flow commencing in 2021, that project is short-lived and is not expected to generate significant cash flow beyond 2023. We are evaluating other potential mining activities, including a potential restart of mineral extraction at the Velardeña Properties. However, we do not currently have any mining activities scheduled to commence after the termination of mining at the Rodeo Property. If we are unable to generate revenue from another mining property, we will be dependent on future external financing to fund our corporate expenses and exploration activities. There is no assurance that such financing will be available on acceptable terms or at all. See “Risk Factors - We may not have access to sufficient future capital.”

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

Although the Rodeo Property is expected to generate revenue through the second quarter of 2023, we expect to require additional external financing to fund our continuing business activities. We may be required to expend significant funds to determine if mineral reserves exist at any of our other properties, continue exploration, and if warranted, develop our existing properties and identify and acquire additional properties to diversify our property portfolio.

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

Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. While we are not currently conducting mining operations at the Velardeña Properties, we are evaluating a potential restart of mineral extraction. Because the Velardeña mines are underground, potential mining activities, as well as the conduct of our exploration programs that frequently require rehabilitation of and drilling in underground mine workings, are subject to numerous risks and hazards inherent in underground mines. Our operations are, and any future mining operations or construction we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and mining of mineral properties, such as, but not limited to:

●	Fluctuation in production costs that make mining uneconomic;
●	Social, community or labor disputes resulting in work stoppages or delays, or related loss of social acceptance of community support;
●	Changes to legal and regulatory requirements;
●	Unanticipated variations in grade and other geologic problems;
●	Environmental hazards, noxious fumes and gases;
●	Ground and water conditions;
●	Difficult surface or underground conditions;
●	Industrial accidents;
●	Security incidents;
●	Failure of unproven or evolving technologies or loss of information integrity or data;
●	Metallurgical and other processing problems;
●	Mechanical and equipment performance problems;
●	Failure of pit walls, dams, declines, drifts and shafts;
●	Unusual or unexpected rock formations;
●	Personal injury;
●	Fire, flooding, cave-ins, seismic activity, landslides or other inclement weather conditions, including those impacting operations or the ability to access and supply sites; and
●	Decrease in the value of mineralized material due to lower gold, silver and metal prices.

These occurrences could result in damage to, or destruction of, mineral properties, processing facilities or  equipment, personal injury or death, environmental damage, reduced extraction and processing and delays in mining, asset write-downs, monetary losses and possible legal liability. Although we maintain insurance against risks inherent in the conducting of our business in amounts that we consider reasonable, this insurance contains exclusions and limitations on coverage, and will not cover all potential risks associated with mining and exploration activities, and related liabilities might exceed policy limits. As a result of any or all of the forgoing, we could incur significant liabilities and costs that may exceed the limits of our insurance coverage or that we may elect not to insure against because of premium costs or other reasons, which could adversely affect our results of operations and financial condition. We may also not be insured against all interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our properties. A significant loss could force us to reduce or suspend our operations and development.

Our exploration and development activities, strategic transactions, or any acquisition activities may not be commercially successful and could fail to lead to gold production or fail to add value.

Substantial expenditures are required to acquire gold properties, establish mineral reserves through drilling and analysis, develop metallurgical processes to extract metal from the ore and develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot be assured that any such activities will be commercially successful, lead to gold production, or add value.

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

We have in the past, and may in the future, acquire additional mining properties. There can be no assurance that reserves will be identified on any properties that we acquire. We may experience negative reactions from the financial markets if we complete acquisitions of additional properties and reserves are not located on acquired properties. There can be no assurance that we will be able to complete any acquisitions successfully, or that any acquisition will achieve anticipated synergies or other positive results. Any material problems that we encounter in connection with such an acquisition could have a material adverse effect on our business, results of operations and financial position. These factors may adversely affect the trading price of our common stock.

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

We currently conduct exploration activities almost exclusively in countries with developing economies, including Argentina and Mexico. These countries and other emerging markets in which we may conduct business have from time to time experienced economic or political instability. We may be materially adversely affected by risks associated with conducting exploration activities in countries with developing economies, including:

●	political instability and violence;
●	war and civil disturbance;
●	expropriation or nationalization;
●	changing fiscal, royalty and tax regimes;
●	fluctuations in currency exchange rates;
●	high rates of inflation;
●	uncertain or changing legal requirements respecting the ownership and maintenance of mineral properties, mines and mining activities, and inconsistent or arbitrary application of such legal requirements;
●	uncertain or changing economic and environmental policies of governmental authorities in Mexico or Argentina;
●	underdeveloped industrial and economic infrastructure;
●	corruption; and
●	unenforceability of contractual rights.

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

The Argentine government has not only historically exercised significant influence over the country’s economy, but the country’s legal and regulatory frameworks have at times suffered radical changes due to political influence and significant political uncertainties as well. Future government policies to preempt, or in response to, social unrest may include expropriation, nationalization, forced renegotiation or modification of existing contracts, suspension of the enforcement of creditors’ rights, new taxation policies including royalty and tax increases and retroactive tax claims, and changes in laws and policies affecting foreign trade and investment. Such policies could destabilize the country and adversely and materially affect the economy, and thereby our business.

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

The Velardeña Properties and many of our exploration properties are located in historic mining districts where prior owners, including ECU in the case of the Velardeña Properties, may have caused environmental damage that may not be known to us or to applicable regulators. At the Velardeña Properties and in most other cases, we have not conducted comprehensive environmental analyses of our mineral properties. Insurance fully covering many environmental risks (including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and mining) is not generally available. To the extent environmental hazards may exist on the properties in which we currently hold interests, or may hold interests in the future, that are unknown to us at present and that have been caused by us, or by previous owners or operators, or that may have occurred naturally, and to the extent we are subject to environmental requirements or liabilities, the cost of compliance with these requirements and satisfaction of these liabilities could have a material adverse effect on our financial condition and results of operations. If we are unable to fully fund the cost of remediation of any environmental condition, we may be required to suspend activities or enter into interim compliance measures pending completion of the required remediation.

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

Mining companies are increasingly required to consider and provide benefits to the communities, regions, and countries in which they operate, and are subject to extensive environmental, health and safety laws and regulations.

As a result of public concern about the real or perceived detrimental effects of economic globalization, global climate impacts, and other adverse environmental effects resulting from the operation of extractive industries, businesses in general and the mining industry in particular face increasing public scrutiny of their activities. These businesses are under pressure to demonstrate that as they seek to generate satisfactory returns on investment to shareholders, other stakeholders, including employees, governments, communities surrounding operations, adjacent regions, and the countries in which they operate, such constituencies benefit and will continue to benefit from their commercial activities. The potential consequences of these pressures include reputational damage, delays, suspension of activities, legal claims, increased costs, increased social investment obligations, difficulty in acquiring permits, and increased taxes and royalties payable to governments and communities.

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

Mining concessions in Mexico give exclusive exploration and exploitation rights to the minerals located in the concessions but do not include surface rights to the real property, which requires that we negotiate the necessary agreements with surface landowners. Many of our mining properties are subject to the Mexican ejido system requiring us to contract with the local communities surrounding the properties in order to obtain surface rights to land needed in connection with our mining exploration activities. See “Risk Factors -- Our ability to develop our Mexican properties is subject to the rights of the Ejido (agrarian cooperatives) who use or own the surface for agricultural purposes.”  Our inability to maintain and periodically renew or expand these surface rights on favorable terms or otherwise could have a material adverse effect on our business and financial condition.

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

In connection with our Velardeña Properties, we have contracts with two ejidos to secure surface rights with a total annual cost of approximately $25,000. The first contract is a ten-year contract with the Velardeña ejido, which provides surface rights to certain roads and other infrastructure at the Velardeña Properties through 2031. The second contract is a 25-year contract with the Vista Hermosa ejido signed in March 2013, which provides exploration access and access rights for roads and utilities for our Velardeña Properties. Similar to our Velardeña Properties, the Rodeo Property is subject to the Mexican ejido system. We also have a separate surface rights agreement in place with a local private landowner that allows us to conduct mining operations on the two concessions that make up the Rodeo Property. Our inability to maintain and periodically renew or expand these surface rights on favorable terms or otherwise could have a material adverse effect on our business and financial condition.

Most of our costs are subject to exchange control policies, the effects of inflation, and currency fluctuations between the U.S. dollar and the Mexican peso.

Our revenue and external funding are primarily denominated in U.S. dollars. However, certain mining, processing, maintenance and exploration costs at the Rodeo and Velardeña properties and most of our exploration properties are denominated in Mexican pesos. These costs principally include electricity, labor, water, maintenance, local contractors and fuel. The appreciation of the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact our operating results and cash flows. Conversely, depreciation of the Mexican peso decreases operating costs and capital asset purchases in U.S. dollar terms. When inflation in Mexico increases without a corresponding devaluation of the Mexican peso, our financial position, results of operations and cash flows could be adversely affected. The annual average inflation rate in Mexico was approximately 7.9% in 2022, 7.3% in 2021, and 3.2% in 2020. At the same time, the peso has been subject to fluctuation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso decreased by 4.9% in 2022, decreased by 2.6% in 2021, and decreased by 4.7% in 2020. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflict between Ukraine and Russia. Continuing increases in inflation could increase our costs of labor and other costs related to our business, which could have an adverse impact on our business, financial position, results of operations and cash flows.

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

One of our stockholders, The Sentient Group, through the Sentient executive funds (“Sentient”), owns approximately 22% of our outstanding common stock. With this level of ownership, Sentient could exert significant control over us, including over the election of directors, changes in the size or the composition of the board of directors, and mergers and other business combinations involving us. Through greater control of the board of directors and increased voting power, including the potential to prevent a quorum at stockholders meetings, Sentient could control certain decisions, including decisions regarding qualification and appointment of officers, operations of the business including acquisition or disposition of our assets or purchases and sales of mining or exploration properties, dividend policy, and access to capital (including borrowing from third-party lenders and the issuance of equity or debt securities). Sentient’s large share ownership will also make it difficult, if not impossible, for us to enter into a change of control transaction that may otherwise be beneficial for our other shareholders.

Our stock price may be volatile and as a result shareholders could lose part or all of their investment.

In addition to other risk factors identified in this annual report on Form 10-K and due to volatility associated with equity securities in general, the value of a shareholder’s investment could decline due to the impact of numerous factors upon the market price of our common stock, including:

●	Changes in the worldwide price for the metals we mine;
●	Adverse results from our exploration, development, or production efforts;
●	Producing at rates lower than those targeted;
●	Political and regulatory risks and social unrest, including the conflict between Ukraine and Russia;
●	Weather conditions and extreme weather events, including unusually heavy rains;
●	Failure to meet our revenue or profit goals or operating budget;
●	Decline in demand for our common stock;
●	Downward revisions in securities analysts’ estimates or changes in global financial markets and global economies and general market conditions;
●	Technological innovations by competitors or in competing technologies;
●	Investor perception of our industry or our prospects;
●	Lawsuits;
●	Economic impact from spread of disease, including from the COVID-19 pandemic;
●	Our ability to integrate and operate the companies and the businesses that we acquire;
●	Actions by government or central banks; and
●	General economic trends.

Stock markets in general have experienced extreme price and volume fluctuations and the market prices of individual securities have been highly volatile. These fluctuations are often unrelated to operating performance and may materially adversely affect the market price of our common stock. As a result, shareholders may be unable to sell their shares at a desired price.

The existence of a significant number of warrants may have a negative effect on the market price of our common stock.

As of December 31, 2022, we had 9.8 million warrants outstanding with a weighted average exercise price per share of $0.34. The existence of securities available for exercise and resale is referred to as an “overhang,” and, particularly if the warrants are "in the money," the anticipation of potential sales could exert downward pressure on the market price of our common stock.

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

General Risks

Certain of the impacts to the economy and supply chain resulting from the COVID pandemic and resulting global recovery are likely to continue for much of 2023, and other impacts to the health of our staff remain uncertain.

The COVID pandemic has had a significant negative impact generally on the global economy and commodity and equity markets, and the outlook remains uncertain with variants of the virus evolving and continuing to affect many parts of the world. While many of the direct impacts to our business arising from our employees, regulators and suppliers being unable to conduct routine operations due to illness or exposure to COVID have decreased, direct and indirect effects of the pandemic may continue to be experienced. The ongoing impacts to supply chain and available labor and contractors may continue to pose risk to our operations.

We operate in a highly regulated industry and while the regulators are available to address operational impacts from illness, governmental restrictions and other effects, it remains uncertain whether all impacts can be timely addressed with our operations and with the regulators. We are and will remain fully engaged with our employees in our efforts to protect their health and safety.

To the extent the COVID pandemic may adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described throughout this Item 1A, such as timely and economically available labor and supplies, and those relating to our ability to access additional capital, which could negatively affect our business. It continues to be difficult to estimate the continuing or future effects of the pandemic on our business.

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

U.S.-China Tensions

In light of continuing and increased tension in the relations between U.S. and China, it is difficult to assess and predict the impact that further developments may have, including sanctions, further supply disruption and increased prices of materials, and cyber-security threats. While we do not currently purchase goods and materials directly from China, in connection with our production operations at Rodeo, our suppliers of electronics and instrumentation components may purchase necessary materials from China, and/or our suppliers and we may be indirectly affected if the market for Chinese products is further disrupted by sanctions, countersanctions or other events.

We are dependent on information technology systems, which are subject to certain risks, including cybersecurity risks and data leakage risks.

We are dependent upon information technology systems in the conduct of our business. Any significant breakdown, invasion, virus, cyberattack, security breach, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact our business. To the extent any invasion, cyberattack or security breach results in disruption to our business, loss or disclosure of, or damage to, our data or confidential information, our reputation, business, results of operations and financial condition could be materially adversely affected. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. Although to date we have not experienced any material losses relating to cyberattacks, we may suffer such losses in the future. We may be required to expend significant additional resources to continue to modify or enhance our protective measures. We also may be subject to significant litigation, regulatory investigation and remediation costs associated with any information security vulnerabilities, cyberattacks or security breaches.

The Company could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into operations. Various measures have been implemented to manage the risks related to the system implementation and modification, but system modification failures could have a material adverse effect on the Company’s business, financial position, and results of operations.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 3: LEGAL PROCEEDINGS

During April 2021, the Company became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”). The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”). The lawsuit was assigned to the Fifth Specialized Commercial District Court. In November 2022, the Company was formally served with the complaint in connection with the lawsuit and in December 2022 the Company filed its answer to the complaint. Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment. At the time the documentation was allegedly signed, Minera William was a subsidiary of ECU Silver Mining prior to the Company’s acquisition of ECU in September 2011. As a preemptive measure, Unifin has obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which has limited the Company’s and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates. Notwithstanding this action, the restrictions imposed on Minera William’s bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary.  Likewise, the action does not impact the Company’s ability to continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico.  However, because the Velardeña mine and processing plants are held by Minera William, any adverse outcome to the action may have a material impact on our ability to restart production at Velardeña. Unifin is seeking recovery for as much as US$12.5 million. The Company believes there is no basis for this claim. As such, the Company has not accrued an amount for this matter in its Condensed Consolidated Balance Sheets or Statements of Operations as of December 31, 2022. A preliminary hearing is scheduled to take place on April 3, 2023.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NYSE American under the symbol “AUMN” on March 19, 2010. Our common stock is also listed on the Toronto Stock Exchange, also referred to as the “TSX”, and trades under the symbol “AUMN”.

As of March 16, 2023, we had 156 record holders of our common stock of record based upon the stockholders list provided by our transfer agent, Computershare Trust Company, N.A.

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

Our Company

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009 and are the successor to Apex Silver Mines Limited for purposes of reporting under the Exchange Act. During the year ended December 31, 2022, our principal source of revenue was from the sale of gold and silver from our Rodeo Property in Durango, Mexico. We incurred net operating losses for the years ended December 31, 2022 and 2021.

We remain focused on mining operations at the Rodeo Property as well as the continued advancement of our Yoquivo Property and the evaluation of a potential restart plan for Velardeña.  We also continue to evaluate and search for mining opportunities in North America (including Mexico) with near-term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties. We are also focused on advancing our El Quevar exploration property in Argentina through the Earn-In Agreement with Barrick and on advancing selected properties in our portfolio of exploration properties, located in Mexico, Nevada and Argentina. We are reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

2022 Highlights

Rodeo Property

From inception in January 2021 through the end of December 31, 2022, we have produced 26,380 ounces of gold and 103,107 ounces of silver from Rodeo. Cash costs per payable gold ounce, net of silver by-products have averaged $1,130 during that period. The operation is expected to continue through mid-2023.

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

Mill throughput averaged 536 tonnes per day for the full year 2022 and 409 tonnes per day for the full year 2021.  At approximately 500 tonnes per day, and based on our current estimate of remaining mineral resources at the project, the current life of the Rodeo mine is estimated to run into mid-2023.

Assays from processing at the oxide plant indicate the doré extracted to date are generally comprised of approximately 15 to 30 percent gold and 65 to 80 percent silver and is of a quality that is readily marketable and saleable to refineries located either in the U.S., Mexico or internationally, consistent with standard commercial terms. We entered into a refining agreement with a third party located in the U.S. in February 2021 and have completed 72 shipments of doré as of March 17, 2023.

The table below sets forth the key processing and sales statistics for the Rodeo operation for the years ended December 31, 2022 and 2021. Payable gold and silver produced in doré include final settlement adjustments for all doré produced for the years ended December 31, 2022 and 2021:

Rodeo Operations Statistics
(in thousands except per unit amounts)

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Tonnes mined (1)	771,485	661,102
Tonnes in stockpiles awaiting processing (2)	31,381	14,065
Tonnes in low grade stockpiles (3)	193,479	69,567
Tonnes processed	195,599	149,411
Average tonnes per day processed	536	409

Average gold grade processed (grams per tonne)	2.6	4.1
Average silver grade processed (grams per tonne)	10.6	12.2

Plant recovery - gold (%)	74.7	74.9
Plant recovery - silver (%)	81.2	89.9

Payable gold produced in doré (ounces)	11,982	14,398
Payable silver produced in doré (ounces)	52,179	50,928
Payable gold equivalent produced in doré (ounces) (4)	12,616	15,104

Gold sold in doré (ounces)	12,451	13,772
Silver sold in doré (ounces)	53,486	48,970
Gold equivalent sold in doré (ounces) (4)	13,101	14,454

Average realized price, before refining and selling costs
Gold (dollar per ounce)	$ 1,805	$1,793
Silver (dollar per ounce)	$ 21.93	$24.83

(1) Includes all mined material transported to the plant, stockpiled, or designated as waste.

(2) Includes mined material stockpiled at the mine or transported to the plant awaiting processing in the plant.

(3) Material grading between 1.6 g/t (current cutoff grade) and 1 g/t Au held for possible future processing.

(4) Gold equivalents based on realized $ Au and $ Ag price.

The following table highlights additional non-GAAP cost and revenue statistics related to the Rodeo operations:

	Year Ended December 31, 2022	Year Ended December 31, 2021
	(in thousands except per unit amounts)

Total cash operating costs	$17,110	$14,390
Treatment and refining costs	385	324
Silver by-product credits	(1,173)	(1,216)
Total cash costs, net of by-product credits	$16,322	$13,498

Total cash cost per unit
Payable gold ounces produced in doré	11,982	14,398
Total cash operating costs	$1,428	$999
Treatment and refining charges	32	23
Silver by-product credits	(98)	(84)
Total cash costs, net of by-product credits, per payable gold ounce (1)	$1,362	$937

Tonnes Processed in plant	195,599	149,411
Total cash operating costs per tonne processed	$87	$96

(1) Cash costs, net of by-product credits, per payable ounce of gold is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation to the GAAP financial measure.

Total cash operating costs for the years ended December 31, 2022 and 2021, as depicted in the table above, include all production costs during the period, including mining, milling and general and administrative costs related to mined material.

Tonnes processed in the oxide plant for the full year 2022 were approximately 196,000, with grades for gold and silver averaging 2.6 and 10.6 grams per tonne, respectively. Payable extraction for the full year was approximately 12,000 ounces of gold and 52,200 ounces of silver, which approximated the initial guidance for the full year 2022 of 12,000 to 14,000 ounces of gold and exceeded the initial guidance for the full year 2022 of 42,000 to 47,000 ounces of silver. Plant recovery for gold was approximately 74.7% for the full year 2022.

Cash costs, net of silver by-product credits, were approximately $1,362 per payable gold ounce for the full year 2022. Our average realized prices for 2022 were $1,805 and $21.93 for gold and silver, respectively. Net operating margin for the full year 2022 from the Rodeo Property (defined as revenue from the sale of metals less the cost of metals sold) was approximately $5.7 million, which was lower than the $7.0 million to $9.0 million we projected for the year.

For the full year 2023, we expect that we will process at least 90,000 tonnes in the oxide plant, or approximately 550 tonnes per day for at least the first six months of the year, with payable extraction for 2023 over that period of approximately 4,000 to 7,000 ounces of gold and 25,000 to 35,000 ounces of silver. Grades for 2023 are estimated to be approximately 2.3 grams per tonne for gold and 13 grams per tonne for silver, lower than grades achieved in 2022, as anticipated in the mine plan. Mill recoveries are expected to continue during 2023 near current rates of approximately 74% for gold and 80% for silver. Projected operating margins through the second quarter 2023 at Rodeo are expected to be positive, however are not forecast due to uncertainties in the actual head grade that will be delivered to the process plant as we come to the end of our anticipated life of mine plan.  Depending on the gold price and operating costs, Rodeo may be able to continue processing stockpiled lower grade material for the latter six months of 2023 or more at higher throughput but with significantly lower recovered ounces of Au and Ag and at higher unit costs.

The estimates detailed above for 2023 were derived using the actual results of operations achieved during 2022 and a projection of the mine plan, grades, plant throughput, and recoveries for 2023. Actual future results from mining at Rodeo may vary significantly based upon, among other things, unanticipated variations in grade, unexpected challenges associated with our proposed mining plan, volatility in commodity prices, variations in expected recoveries, increases in projected operating costs, working capital or capital costs or interruptions in mining. See “Risk Factors – Risk Factors related to our Mining and Processing Activities”.

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

“Cost of metals sold”, reported as a separate line item in our Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, is the most comparable financial measure, calculated in accordance with GAAP, to “Total cash costs, net of by-product credits”. “Cost of metals sold” includes adjustments for changes in inventory and excludes third-party related treatment and refining costs, which are reported as part of revenue in accordance with GAAP.  The following table presents a reconciliation for the years ended December 31, 2022 and 2021 between the non-GAAP measure of “Total cash cost, net of by-product credits” to the most directly comparable GAAP measure, “Cost of metals sold”.

	Reconciliation of Costs of Metals Sold (GAAP) to Total Cash Costs, net of By-product Credits (Non-GAAP)
	Year Ended December 31, 2022	Year Ended December 31, 2021

Total cash costs, net of by-product credits	$16,322	$13,498

Reconciliation to GAAP measure:
Treatment and refining costs	$(385)	$(324)
Silver by-product credits	1,173	1,216
Write down of inventories to net realizable value	—	17
Change in inventory (excluding depreciation, depletion and amortization)	428	(1,096)
Cost of metals sold	$17,538	$13,311

Rodeo Exploration

In January 2022, we began a small additional reverse circulation drill program (approximately 2,500 m) to finish delineating the mineralized area on the south side of the current pit. The program did not result in an increase in the mineral resource at Rodeo or extend the anticipated life of the project.

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

In June 2021, we began limited-scale mining activities at our Velardeña underground mine to obtain further bulk samples for use in final optimization of the bio-oxidation (BIOX™) plant design and for use in additional flotation separation studies (BIOX is a trademark of Metso-Outotec for its proprietary bio-oxidation process.). Test results using the BIOX pre-treatment oxidation process continue to support the use of the technology in future processing at Velardeña. In March 2022 we filed an updated PEA Technical Report Summary and 43-101 Technical Report supporting a possible economic operation at Velardeña using the optimized flotation parameters, BIOX treatment of pyrite concentrates and employing resue mining techniques to control dilution. In May 2022 we began additional test-mining activities with a new mining contractor to evaluate productivity and dilution of resue mining on the principal veins accessible from the San Mateo decline in part to validate the PEA assumptions. The results of the test mining met expected productivity metrics but did not meet anticipated dilution metrics on some of the veins mined. We are continuing to evaluate modified mine plans and mining techniques to address dilution issues including new test work on automated ore sorting which shows potential to allow for upgrading mined material by rejecting waste rock after crushing. We expect to have the results of these studies in mid-2023.

In late 2022, a tailing storage facility expansion project was initiated to provide storage volume for the remainder of the Rodeo mine life. The project will be complete in March 2023. A total of $2.6 million was expended for this project of which $0.5 million was expended in 2023.

Yoquivo

In September 2020, we began a 3,400-meter, 15-hole drill program to test the most promising portions of certain veins in the Yoquivo Property in Chihuahua, Mexico. We completed the drill program in December 2020 and identified four separate vein systems in which surface sampling has returned grades up to 4,050 g/t silver and 27.7 g/t gold from surface. Of substantial interest was the discovery of the New vein parallel to and east of the Pertenencia vein. While the other principal veins have been partially mined from surface to the water table (up to 130 meters) in the case of San Francisco and Pertenencia, and over a much less extensive vertical interval in the case of El Dolar and Esperanza, the New vein is unmined from surface. We completed a second drill program of 3,949 meters in 21 holes exploring the Pertenencia, Esperanza and Dolar vein systems in 2021. The drill program demonstrated the potential for the Pertenencia vein to host significant high-grade mineralization and hit multiple high-grade veins, suggesting there may be additional blind veins to be found on the property.

In July 2022, we completed a third drilling program of 5,693 meters in 24 drill holes designed to further delineate the previously encountered vein-hosted mineralized intervals.

In December 2022, we completed a fourth drill program totaling 3,321 meters in 10 drill holes.

During the year we completed payments required under the two option agreements and now hold 100% ownership of the concessions subject to royalty interests between 2 and 3 percent NSR payable on production to third parties and capped at $2.8M in the aggregate.

With an effective date of February 23, 2023, an initial mineral resource study was completed for Yoquivo that estimates an inferred resource of 937,000 tonnes at 570 g/t Ag eq (equivalent ounces are calculated using prices of $1,840/oz Au and $24.00/oz Ag) on five veins that had enough drill density to support mineral resources.  Numerous other veins on the property have yet to be drilled sufficiently to allow estimation of additional resources.

El Quevar

In April 2020, we entered into the Earn-in Agreement with Barrick, pursuant to which Barrick has acquired an option to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina (the “Option”). For a description of the Earn-In Agreement, see “Our Material Mining Properties - El Quevar” in our Annual Report Form 10-K for the year ended December 31, 2021. During the earn-in period, in addition to required exploration spending, Barrick will fund the holding costs of the property, which will qualify as work expenditures. Barrick will reimburse us for expenses related to maintaining the exploration camp, which will initially be run by us under a service agreement, and which will also qualify as work expenditures. As of December 31, 2022, approximately $0.2 million of expenses incurred by us are expected to be reimbursable under the Earn-in Agreement. Barrick reimbursed this amount to us in January 2023.  Barrick met the minimum $1.0 million in work expenditures required by the Earn-in Agreement in September of 2021. If Barrick elects to terminate the Earn-In Agreement, we will become responsible for future holding costs and exploration spending related to the property.

In June 2022, Barrick completed a 5-hole, 1300-meter initial diamond drill program to test highest priority targets at El Quevar. Barrick reported to us the occurrence of vuggy silica alteration, which is commonly associated with high sulfidation epithermal gold-silver deposits, in all of the drill holes. Final assay results confirm the occurrence of potentially economic gold values in vuggy silica in one of the drill holes.

Sarita Este / Desierto

In December 2019, we entered into an option agreement with Cascadero Minerals Corporation (“Cascadero”) to acquire a 51% interest in the gold/copper Sarita Este concession, located in the northwest portion of the Province of Salta, Argentina, adjacent to the Taca Taca project owned by First Quantum Minerals. The option agreement calls for us to spend a total $2.5 million over four years including a minimum of 2,000 meters of drilling. We have exceeded the drilling requirement and have spent approximately $3.0 million since entering into the agreement in December 2019.  We have notified Cascadero of our intention to proceed with the joint venture as 51% owners of the concession.

In the fourth quarter of 2021, we completed the first drill program ever conducted at Sarita Este, which involved drilling 10 diamond drill holes totaling 2,518 meters to explore untested epithermal gold-silver and copper porphyry targets. In January 2022, we announced assay results from the drill program, including the potential of an oxidized gold system. We completed a second drill program in June 2022 designed to offset and further delineate mineralization associated with the gold interval encountered in the first drill program. In August 2022, we released partial results from the second drill program which point to a potentially economic shallow oxidized gold system. Our third drill program, completed in October 2022, returned results confirming that the mineralization at the Sico epithermal targets is concentrated on the eastern flank of the prospect.

The Desierto concessions (Desierto 1 and 2) which are adjacent and south of the Sarita Este concession are subject to an option agreement with a third-party partial owner and a proposed joint venture agreement also between the Company and Cascadero. The Desierto 1 concession is the object of a legal dispute between the Company and the Salta Ministry of Mines in which the Company is disputing the cancellation of the concession by the province.  The dispute is expected to be resolved by mid-year 2023.

Results of Operations

For the results of operations discussed below, we compare the results of operations for the year ended December 31, 2022, to the results of operations for the year ended December 31, 2021.

Revenue from the sale of metals. We recorded $23.3 million in revenue for the year ended December 31, 2022, all from the sale of gold and silver bearing doré from the Rodeo Operation in Mexico. We recorded $25.6 million in revenue from doré sales for the year ended December 31, 2021.

Costs of metals sold. For the year ended December 31, 2022, we recorded $17.5 million of costs of metals sold. We recorded $13.3 million of costs of metals sold for the year ended December 31, 2021.

Exploration Expense. Our exploration expense, including work at Rodeo, Velardeña, Yoquivo, Sand Canyon and other properties, totaled $9.6 million for the year ended December 31, 2022, including the cost of expanding a tailings facility at Velardeña and test mining at Velardeña. Our exploration expense totaled $5.3 million for the year ended December 31, 2021.  Exploration expense for both years was incurred primarily in Mexico and includes property holding costs, costs incurred by our local exploration offices, exploration and development project costs, and allocated corporate administrative expenses. The higher exploration expense for 2022 is primarily related to increased exploration and other costs at our Velardeña Properties and exploration expense at Yoquivo in Mexico and the Sarita Este property in Argentina during the period.

Velardeña shutdown and care and maintenance costs. We recorded $1.4 million for each of the years ended December 31, 2022 and 2021, for expenses related to care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.

El Quevar Project Expense. As discussed above, during April 2020 we entered into the Earn-In Agreement with Barrick, pursuant to which Barrick has acquired an option to earn a 70% interest in the El Quevar Property. During the earn-in period Barrick has and will continue to reimburse us for certain holding and maintenance costs related to the project. During the year ended December 31, 2022, we recorded an expense of approximately $0.6 million primarily related to holding and evaluation costs for the Yaxtché deposit at the El Quevar Property, net of costs reimbursed.  During the year ended December 31, 2021, we recorded an expense of approximately $0.3 million primarily related to exploration, holding and evaluation costs for the Yaxtché deposit at the El Quevar Property, net of costs reimbursed. For both years, additional nominal costs incurred in Argentina and not related to the El Quevar Property are included in “Exploration Expense”, discussed above.

Administrative Expense. Administrative expenses totaled $4.5 million for the year ended December 31, 2022, compared to $4.8 million for the year ended December 31, 2021. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Rodeo Property, Velardeña Properties, El Quevar Property and our exploration portfolio. The $4.5 million of administrative expenses we incurred during 2022 is comprised of $2.0 million of employee compensation and directors’ fees, $1.0 million of professional fees, and $1.5 million of insurance, rents, travel expenses, utilities and other office costs. The $4.8 million of administrative expenses we incurred during 2021 is comprised of $2.5 million of employee compensation and directors’ fees, $1.2 million of professional fees, and $1.1 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the year ended December 31, 2022, we incurred expense related to stock-based compensation in the amount of $0.7 million compared to $1.6 million for the year ended December 31, 2021. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the years ended December 31, 2022 and 2021, we incurred $0.3 million of reclamation expense, related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other Operating Income, Net.   We recorded $1.6 million and $0.5 million of other operating income for the years ended December 31, 2022 and 2021 respectively, primarily related to the amortization of deferred income related to the option agreement for the sale of the Santa Maria property, as discussed above.

Depreciation, depletion and amortization. During the year ended December 31, 2022, we incurred depreciation, depletion and amortization expense of $0.4 million compared to $0.6 million for the year ended December 31, 2021. The lower depreciation recorded during 2022 was the result of various assets becoming fully depreciated during 2022.

Interest and Other expense, net. We recorded a nominal amount of interest and other expense, net for the year ended December 31, 2022.  We recorded $0.4 million for interest and other expense net for the year ended December 31, 2021, primarily related to the write-off of deferred costs related to the Lincoln Park Capital program.

Gain (Loss) on Foreign Currency. We recorded a $0.3 million foreign currency gain and a $0.2 million foreign currency gain for the years ended December 31, 2022 and 2021, respectively. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than U.S. dollars.

Income Taxes. We recorded a $88,000 income tax expense for the year ended December 31, 2022, and a $462,000 income tax expense for the year ended December 31, 2021.

Liquidity, Capital Resources and Going Concern

2023 Liquidity Forecast and Going Concern Qualification

Our forecasted expenditures during the 12 months ending December 31, 2023, excluding Rodeo cost of metals sold which is included in our forecast of net operating margin discussed below, total approximately $8.5 million, which is $7.6 million lower than the $16.1 million in expenditures incurred during 2022. These forecasted expenditures include: (i) exploration expenses of $2.6 million, (ii) Velardeña care and maintenance costs of $1.2 million, (iii) El Quevar spending (net of Barrick reimbursements) of $0.8 million and (iv) administrative expense of $3.9 million. The actual amount of cash expenditures that we incur during the twelve-month period ending December 31, 2023 may vary significantly from the amounts specified above and will depend on a number of factors, including variations in the anticipated care and maintenance costs at the Velardeña Properties or at El Quevar, and costs for continued exploration, project assessment, and advancement of our other exploration properties.

We do not currently have sufficient resources to meet our expected cash needs during the year ended December 31, 2023.  At December 31, 2022, we had cash resources of approximately $4.0 million.  The forecasted net operating margin from the Rodeo Property during the year is expected to be between a loss of $0.5 million and a positive margin of $0.5 million.    Net operating margin is defined as revenue from the sale of metals less the cost of metals sold which includes the full Torreon office G&A costs and project costs.  Our estimate assumes average gold and silver prices per ounce during the period of $1,800 and $20.00, respectively. The actual amount that we receive in net operating margin from Rodeo during the period may vary significantly from the amounts specified above due to, among other things: (i) unanticipated variations in grade, (ii) unexpected challenges associated with our proposed mining plan, (iii) decreases in commodity prices below those used in calculating the estimates shown above, (iv) variations in expected recoveries, (v) increases in operating costs above those used in calculating the estimates shown above, or (vi) interruptions in mining at Rodeo.

To meet our liquidity needs during the year, we plan to sell non-core assets and seek equity financing, including through the use of our ATM or otherwise.  The amount of cash that we need to raise from the ATM program and other equity raises and asset sales combined to cover forecast expenditures during the 12 months ended December 31, 2023 is between $4.5 million and $5.5 million.

There is no assurance that we will be successful in raising sufficient capital.  At February 28, 2023, our aggregate cash and cash equivalents totaled approximately $1.8 million. In the absence of sufficient asset sales, equity financing or other external funding the Company’s cash balance is expected to be depleted in the second quarter of 2023.  In that event, the Company may be forced to liquidate its business.

The consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, as noted above, our continuing long-term operations will be dependent upon our ability to secure sufficient funding to generate future profitable operations. The underlying value and recoverability of the amounts shown as property, plant and equipment in our consolidated financial statements are dependent on our ability to continue to generate positive cash flows from operations and to continue to fund exploration activities that would lead to additional profitable mining and processing activities or to generate proceeds from the disposition of property, plant and equipment.

The ability of the Company to maintain a positive cash balance for a period of 12 months beyond the filing date of the 2022 10-K is dependent upon its ability to generate sufficient cash flow from operations, reduce expenses, sell non-core assets, and raise sufficient funds through the ATM program and other equity sources. There can be no assurance the Company will be successful in generating sufficient funds from these sources to maintain liquidity throughout the 12-month period. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of the 2022 10-K. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should the Company not continue as a going concern.

2022 Liquidity Discussion

At December 31, 2022, our aggregate cash and cash equivalents totaled $4.0 million, compared to the $12.2 million in similar assets held at December 31, 2021. The decrease is the result of the following expenditures and cash inflows for the year ended December 31, 2022. Expenditures totaled $16.1 million from the following:

●	$9.6 million in exploration expenditures, including $4.3 million of exploration and mining activities at our Rodeo Property along with other work at the Yoquivo, Sarita Este and other properties, and $3.3 million to support the potential restart of Velardeña;

●	$1.4 million in care and maintenance costs at the Velardeña Properties;

●	$0.6 million in exploration and evaluation activities, care and maintenance and property holding costs at the El Quevar project, net of reimbursements from Barrick; and

●	$4.5 million in general and administrative expenses;

The above expenditures were offset by cash inflows of $7.9 million from the following:

●	$5.7 million of net operating margin from the Rodeo operation (defined as revenue from the sale of metals less the cost of metals sold);

●	$1.0 million from the exercise of warrants issued in prior offerings (as further described in Note 16);

●	$0.8 million, net of fees from the ATM Program (as further described in Note 16); and

●	$0.4 million related to changes in working capital due primarily to a decrease in inventories and an increase in accounts payable related to the Rodeo operation partially offset by an increase in value added tax receivables also associated with the Rodeo operation.

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

Income Recognition

We record income from farm-out agreements with third parties in accordance with Accounting Standards Codification (“ASC”) 610 and “ASC 606”, which generally provides that income be recognized as the Company performs its obligations according to the contract.   In most instances, this will result in income being recognized ratably over a period of time relating to the receipt of periodic payments as the Company satisfies its performance obligation.

Mineral Reserves

We do not have defined mineral reserves pursuant to Regulation S-K subpart 1300 (“S-K 1300”) and all of our mining properties are in the exploration stage. When and if we determine that a mining property has mineral reserves, subsequent development costs will be capitalized to those properties. When we commence extraction at our mining properties, capitalized costs would be charged to operations using the units-of-production method. We cannot be certain that any part of the deposits at our properties will ever be confirmed or converted into S-K 1300 compliant reserves.

Asset Retirement Obligations

We record asset retirement obligations in accordance with “ASC” 410, “Asset Retirement and Environmental Obligations” (“ASC 410”), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to ASC 410, the fair value of a liability for an asset retirement obligation (“ARO”) is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. To the extent that the ARO is related to fixed plant and equipment, an offsetting asset retirement cost is capitalized as part of the carrying value of the assets with which it is associated and depreciated over the useful life of the asset.

Long-Lived Assets

Long-lived assets are recorded at cost and per the guidance of “ASC” 360 we assess the recoverability of our long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis or by comparing other market indicators to the carrying amount of the asset.

Functional Currency

Our revenue and external funding are primarily denominated in U.S. dollars. Additionally, substantially all of our significant expenditures are made with reference to U.S. dollars. Accordingly, the Company and its subsidiaries use the U.S. dollar as their functional and reporting currency.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest substantially all of our excess cash with high credit-quality financial institutions or in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the year ended December 31, 2022, a 1.0% decrease in interest rates would have resulted in a reduction in interest income for the period of less than approximately $0.1 million.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2022.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of our controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on these criteria.

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

ITEM 9B: OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2023 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2023 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2023 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2023 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2023 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.	Documents filed as part of this annual report on Form 10-K or incorporated by reference:

(1)	Our consolidated financial statements are listed on the “Index to Financial Statements” on Page F-1 to this report.

(2)	Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)	The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

ITEM 16: FORM 10-K SUMMARY

Not applicable

EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Golden Minerals Company. (1)
3.2	First Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated September 2, 2011. (2)
3.3	Second Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated May 19, 2016. (3)
3.4	Third Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated June 11, 2020. (26)
3.5	Amended and Restated Bylaws of Golden Minerals Company. (4)
4.1	Form of Series A Warrant. (5)
4.2	Form of Series B Warrant. (5)
4.3	Form of Series A Warrant. (6)
4.4	Form of Series B Warrant. (6)
4.5	Description of Registrant’s Securities. (25)
10.1	Form of Indemnification Agreement. (1)
10.2	Form of Change of Control Agreement. (1)
10.3	Golden Minerals Company Amended and Restated 2009 Equity Incentive Plan. (7)
10.4	Form of Restricted Stock Award Agreement Pursuant to the 2009 Equity Incentive Plan. (8)
10.5	Non-Employee Directors Deferred Compensation and Equity Award Plan. (8)
10.6	Form of Non-Qualified Stock Option Award Agreement Pursuant to the Amended and Restated 2009 Equity Incentive Plan. (9)
10.7

Registration Rights Agreement by and among Golden Minerals Company, Sentient Global Resources Fund III, L.P., SGRF III Parallel I, L.P. and Sentient Global Resources Fund IV, L.P. dated as of October 7, 2011. (10)

10.8	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 19, 2012. (11)
10.9	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 10, 2014. (12)
10.10	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of February 11, 2016. (13)
10.11	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of June 10, 2016. (14)
10.12	Golden Minerals Company 2013 Key Employee Long-Term Incentive Plan. (15)
10.13	Form of Unit Agreement Pursuant to the 2013 Key Employee Long-Term Incentive Plan. (16)
10.14	At the Market Offering Agreement, dated as of December 20, 2016, between Golden Minerals Company and H.C. Wainwright & Co., LLC. (17)
10.15	Amendment to At the Market Offering Agreement, dated as of November 23, 2008. (18)
10.16	Amendment to At the Market Offering Agreement, dated as of December 11, 2020. (19)
10.17	Registration Rights Agreement, dated as of May 9, 2018, between Golden Minerals Company and Lincoln Park Capital Fund, LLC. (20)
10.18	Earn-In Agreement among Golden Minerals Company, ASM Services S.A.R.L., Silex Spain, S.L., Silex Argentina, S.A. and Barrick Gold Corporation, dated April 9, 2020. (21)
10.19

Option Agreement by and among Golden Minerals Company, Minera de Cordilleras, S. de R.L. de C.V., Fabled Silver Gold Corp., and Fabled Silver Gold Mexico Corp., S.A. de C.V., dated December 4, 2020. (22)

16.1	Letter from Plante & Moran, PLLC, dated as of September 8, 2022. (23)
21.1	Subsidiaries of the Company. *
23.1	Consent of Armanino, LLP. *
23.2	Consent of Tetra Tech. *
23.3	Consent of Aaron Amoroso. *
23.4	Consent of Plante & Moran, PLLC. *
23.5	Consent of Matthew Booth. *
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). *
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). *
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). **
96.1	Rodeo Project – Technical Report Summary. *
96.2	Velardeña Project – Technical Report Summary. (24)
96.3	Yoquivo Project – Technical Report Summary. *
101.INS	Inline XBRL Instance Document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Document. *
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Definition Document. *
101.LAB	Inline XBRL Taxonomy Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document. *

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
(1)	Incorporated by reference to our Current Report on Form 8-K filed March 30, 2009.
(2)	Incorporated by reference to our Current Report on Form 8-K filed September 9, 2011.
(3)	Incorporated by reference to our Current Report on Form 8-K filed on May 20, 2016.
(4)	Incorporated by reference to our Current Report on Form 8-K filed on March 1, 2023.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on July 19, 2019.
(6)	Incorporated by reference to our Current Report on Form 8-K filed on April 23, 2020.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2014.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 10, 2009.
(9)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 4, 2010.
(10)	Incorporated by reference to our Current Report on Form 8-K filed October 11, 2011.
(11)	Incorporated by reference to our Current Report on Form 8-K filed September 19, 2012.
(12)	Incorporated by reference to our Current Report on Form 8-K filed September 10, 2014.
(13)	Incorporated by reference to our Current Report on Form 8-K filed on February 18, 2016.
(14)	Incorporated by reference to our Current Report on Form 8-K filed on June 14, 2016.
(15)	Incorporated by reference to our Current Report on Form 8-K filed December 18, 2013.
(16)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 11, 2016.
(17)	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2016.
(18)	Incorporated by reference to our Current Report on Form 8-K filed on November 23, 2018.
(19)	Incorporated by reference to our Current Report on Form 8-K filed on December 11, 2020.
(20)	Incorporated by reference to our Current Report on Form 8-K filed on May 9, 2018.
(21)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 6, 2020.
(22)	Incorporated by reference to our Current Report on Form 8-K filed on December 10, 2020.
(23)	Incorporated by reference to our Current Report on Form 8-K filed on September 9, 2022.
(24)	Incorporated by reference to our Annual Report on Form 10-K filed on March 23, 2022.
(25)	Incorporated by reference to our Annual Report on Form 10-K filed on February 27, 2020.
(26)	Incorporated by reference to our Current Report on Form 8-K filed on June 12, 2020.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2023	GOLDEN MINERALS COMPANY
Registrant

	By:	/s/ WARREN M. REHN
Warren M. Rehn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WARREN M. REHN	President and Chief Executive Officer	March 22, 2023
Warren M. Rehn	(Principal Executive Officer)

/s/ JULIE Z. WEEDMAN	Senior Vice President and Chief Financial Officer	March 22, 2023
Julie Z. Weedman	(Principal Financial and Accounting Officer)

/s/ JEFFREY G. CLEVENGER	Chairman of the Board of Directors	March 22, 2023
Jeffrey G. Clevenger

/s/ W. DURAND EPPLER	Director	March 22, 2023
W. Durand Eppler
/s/ DEBORAH J. FRIEDMAN	Director	March 22, 2023
Deborah J. Friedman

/s/ KEVIN R. MORANO	Director	March 22, 2023
Kevin R. Morano

/s/ TERRY M. PALMER	Director	March 22, 2023
Terry M. Palmer

/s/ ANDREW N. PULLAR	Director	March 22, 2023
Andrew N. Pullar

/s/ DAVID H. WATKINS	Director	March 22, 2023
David H. Watkins

GOLDEN MINERALS COMPANY

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Golden Minerals Company

Golden, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Golden Minerals Company (the Company) as of December 31, 2022, and the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, incurred negative cash flows from operating activities, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company's consolidated financial statements. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Asset Retirement and Reclamation Liabilities — Refer to Note 12 to the Consolidated Financial Statements

Critical Audit Matter Description

Estimates of mineral resources, combined with future mine plans, are used to determine mine closure dates utilized in recording the fair value of asset retirement obligations. Since the asset retirement liability represents the present value of the expected future cash outlays, a significant change in mineral resources can impact mine lives, plans and extensions which in turn, could have a substantial effect on the recorded liability. The Company performs an evaluation of its mineral resource estimates by mine on a periodic basis, in addition to routine assessments. The determination of mineral resources requires management, with the support of management’s experts, to make significant estimates and assumptions related to key inputs including the plan for the production of mineral resources and ultimate mine closure (collectively “mineral resource inputs”). Changes in any of the judgments or assumptions related to the mineral resource inputs can have a significant impact with respect to the valuation of asset retirement obligations. The Company’s asset retirement obligation balance was approximately $4.0 million as of December 31, 2022.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's asset retirement and reclamation liabilities included the following:

●	We obtained an understanding of management’s process to develop their estimate of mineral resources and the related mine closure dates and tested the accuracy of key data used in their estimation process.
●	We evaluated the experience, qualifications, and objectivity of management’s experts, including external engineers.
●	We involved valuation specialists to assist in evaluating the appropriateness of the Company’s estimate of the credit-adjusted-risk-free rate based on the mineral resource inputs.
●	We performed sensitivity analysis around the significant assumptions used in the valuation of the asset retirement and reclamation liabilities.
●	We evaluated the Company’s calculation of the changes in asset retirement obligations and compared significant assumptions to other sources of audit evidence.
●	We also evaluated the adequacy of the Company’s disclosures in Note 12 in relation to the Company’s asset retirement and reclamation liabilities.

/s/ Armanino LLP

Dallas, Texas

March 22, 2023

We have served as the Company's auditor since 2022.

1Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Golden Minerals Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Golden Minerals Company (the “Company”) as of December 31, 2021; the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2021; and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We served as the Company’s auditor from 2013 to 2022.

Denver, Colorado

March 23, 2022

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

		December 31,
	December 31,	2021
	2022	(Restated)*

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 5)	$3,972	$12,229
Short-term investments (Note 5)	20	67
Inventories, net (Note 7)	1,371	1,608
Value added tax receivable, net (Note 8)	1,465	1,256
Prepaid expenses and other assets (Note 6)	1,142	1,179
Total current assets	7,970	16,339
Property, plant and equipment, net (Note 9)	6,416	6,627
Investments (Note 5)	225	—
Other long-term assets (Note 10)	333	747
Total assets	$14,944	$23,713

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 11)	$3,709	$3,509
Deferred revenue (Note 9)	—	1,469
Other current liabilities (Note 13)	640	721
Total current liabilities	4,349	5,699
Asset retirement and reclamation liabilities (Note 12)	3,993	3,569
Other long-term liabilities (Note 13)	122	353
Total liabilities	8,464	9,621

Commitments and contingencies (Note 20)

Equity (Note 16)
Common stock, $.01 par value, 350,000,000 shares authorized; 170,258,853 and 162,804,612 shares issued and outstanding respectively	1,703	1,628
Additional paid-in capital	542,737	540,518
Accumulated deficit	(537,960)	(528,054)
Shareholders' equity	6,480	14,092
Total liabilities and equity	$14,944	$23,713

* See Note 4

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

	Year Ended
	December 31,
	2022	2021

	(in thousands, except per share data)
Revenue:
Sale of metals (Note 17)	$23,285	$25,596
Total revenue	23,285	25,596
Costs and expenses:
Cost of metals sold (exclusive of depreciation shown below) (Note 17)	(17,538)	(13,311)
Exploration expense	(9,617)	(5,260)
El Quevar project expense	(579)	(342)
Velardeña care and maintenance costs	(1,428)	(1,409)
Administrative expense	(4,496)	(4,821)
Stock-based compensation	(744)	(1,593)
Reclamation expense	(282)	(262)
Other operating income, net	1,622	547
Depreciation and amortization	(369)	(611)
Total costs and expenses	(33,431)	(27,062)
Loss from operations	(10,146)	(1,466)
Other income (expense):
Interest and other expense, net (Note 18)	(11)	(373)
Gain on foreign currency transactions	339	206
Total other income (expense)	328	(167)
Loss from operations before income taxes	(9,818)	(1,633)
Income taxes (Note 15)	(88)	(462)
Net loss	$(9,906)	$(2,095)
Net loss per common share - basic	$(0.06)	$(0.01)
Weighted-average shares outstanding - basic (1)	165,525,402	161,942,970
(1)	Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

	(in thousands except share data)
Balance, December 31, 2020	157,512,652	$1,575	$536,263	$(525,866)	$11,972
Stock compensation accrued and restricted stock awards granted (Note 16)	335,000	3	1,590	—	1,593
Shares issued under the at-the-market offering agreement, net (Note 16)	1,856,960	19	1,681	—	1,700
Warrants exercised (Note 16)	3,100,000	31	984	—	1,015
Net loss	—	—	—	(2,095)	(2,095)
Balance, December 31, 2021	162,804,612	$1,628	$540,518	$(527,961)	$14,185
Adjustment related to correction of immaterial error (Note 4)	—	—	—	(93)	(93)
Adjusted balance at December 31, 2021 (Restated)	162,804,612	1,628	540,518	(528,054)	14,092
Stock compensation accrued and restricted stock awards granted (Note 16)	550,000	6	738	—	744
KELTIP shares issued net of shares relinquished to cover withholding taxes (Note 16)	1,123,380	11	(239)	—	(228)
Shares issued under the at-the-market offering agreement, net (Note 16)	2,780,861	28	700	—	728
Warrants exercised (Note 16)	3,000,000	30	1,020	—	1,050
Net loss	—	—	—	(9,906)	(9,906)
Balance, December 31, 2022	170,258,853	$1,703	$542,737	$(537,960)	$6,480

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	Year Ended December 31,
	2022	2021

	(in thousands)
Cash flows (used in) from operating activities:
Net cash (used in) from operating activities (Note 19)	$(9,657)	$1,414
Cash flows (used in) from investing activities:
Proceeds from sale of assets	125	17
Investment in Golden Gryphon Explorations Inc. (Note 5)	(225)	—
Acquisitions of property, plant and equipment	(52)	(1,620)
Net cash used in investing activities	$(152)	$(1,603)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,780	2,714
Common stock shares relinquished to pay taxes	(228)	—
Net cash from financing activities	$1,552	$2,714
Net (decrease) increase in cash and cash equivalents	(8,257)	2,525
Cash and cash equivalents, beginning of period	12,229	9,704
Cash and cash equivalents, end of period	$3,972	$12,229

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.	Nature of Operations

The Company is a mining company, holding a 100% interest in the Rodeo property in Durango State, Mexico (the “Rodeo Property”), a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in the state of Durango, Mexico (the “Velardeña Properties”), a 100% interest in the El Quevar advanced exploration silver property in the province of Salta, Argentina, which is subject to the terms of the April 9, 2020 earn-in agreement (the “Earn-in Agreement”) pursuant to which Barrick Gold Corporation (“Barrick”) has the option to earn a 70% interest in the El Quevar project (see Note 9), and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Mexico, Argentina and Nevada. The Rodeo Property, Velardeña Properties, the Yoquivo property and the El Quevar advanced exploration property are the Company’s only material properties.

The Company is primarily focused on (i) mining operations at the Rodeo Property, (ii) exploration activities at the Yoquivo property, and (iii) further studies of a potential restart plan for the Velardeña mine, including the possible use of bio-oxidation to improve payable gold recovery. The Company is also focused on advancing the El Quevar exploration property in Argentina through the Earn-in Agreement with Barrick and continuing to evaluate and search for mining opportunities in North America (including Mexico) with near-term prospects of mining, and particularly for properties within reasonable haulage distances of our processing plants at the Velardeña Properties. The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

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

The Company is considered an exploration stage issuer under the criteria set forth by the SEC under Regulation S-K subpart 1300 (“S-K 1300”) as the Company has not yet demonstrated the existence of mineral reserves at any of the Company’s properties. As a result, and in accordance with generally accepted accounting principles for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred. As such, the Company’s financial statements may not be comparable to the financial statements of mining companies that do have proven and probable mineral reserves. Such companies would typically capitalize certain development costs including infrastructure development and mining activities to access the ore. The capitalized costs would be amortized on a units-of-production basis as reserves are mined. The amortized costs are typically allocated to inventory and eventually to cost of sales as the inventories are sold. As the Company does not have proven and probable mineral reserves, substantially all expenditures at the Company’s Rodeo Property and the Velardeña Properties for mine construction activity, as well as operating costs associated with the mill facilities, and for items that do not have a readily identifiable market value apart from the mineralized material, have been expensed as incurred. Such costs are charged to cost of metals sold or project expense during the period depending on the nature of the costs. Certain costs may be reflected in inventories prior to the sale of the product. The Company cannot be certain that any deposits at any of its properties will ever be confirmed or converted into S-K 1300 compliant “reserves”.

2.	Liquidity, Capital Resources and Going Concern

Our forecasted expenditures during the 12 months ending December 31, 2023, excluding Rodeo cost of metals sold which is included in our forecast of net operating margin discussed below, total approximately $8.5 million, which is

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

$7.6 million lower than the $16.1 million in expenditures incurred during 2022. These forecasted expenditures include: (i) exploration expenses of $2.6 million, (ii) Velardeña care and maintenance costs of $1.2 million, (iii) El Quevar spending (net of Barrick reimbursements) of $0.8 million and (iv) administrative expense of $3.9 million. The actual amount of cash expenditures that we incur during the twelve-month period ending December 31, 2023 may vary significantly from the amounts specified above and will depend on a number of factors, including variations in the anticipated care and maintenance costs at the Velardeña Properties or at El Quevar, and costs for continued exploration, project assessment, and advancement of our other exploration properties.

We do not currently have sufficient resources to meet our expected cash needs during the year ended December 31, 2023. At December 31, 2022, we had cash resources of approximately $4.0 million. The forecasted net operating margin from the Rodeo Property during the year is expected to be between a loss of $0.5 million and a positive margin of $0.5 million. Net operating margin is defined as revenue from the sale of metals less the cost of metals sold which includes the full Torreon office general and administrative costs and project costs. Our estimate assumes average gold and silver prices per ounce during the period of $1,800 and $20.00, respectively. The actual amount that we receive in net operating margin from Rodeo during the period may vary significantly from the amounts specified above due to, among other things: (i) unanticipated variations in grade, (ii) unexpected challenges associated with our proposed mining plan, (iii) decreases in commodity prices below those used in calculating the estimates shown above, (iv) variations in expected recoveries, (v) increases in operating costs above those used in calculating the estimates shown above, or (vi) interruptions in mining at Rodeo.

To meet our liquidity needs during the year, we plan to sell non-core assets and seek equity financing, including through the use of our ATM or otherwise. The amount of cash that we need to raise from the ATM program and other equity raises and asset sales combined to cover forecast expenditures during the 12 months ended December 31, 2023 is between $4.5 million and $5.5 million.

There is no assurance that we will be successful in raising sufficient capital. At February 28, 2023, our aggregate cash and cash equivalents totaled approximately $1.8 million. In the absence of sufficient asset sales, equity financing or other external funding the Company’s cash balance is expected to be depleted in the second quarter of 2023. In that event, the Company may be forced to liquidate its business.

The consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, as noted above, our continuing long-term operations will be dependent upon our ability to secure sufficient funding to generate future profitable operations. The underlying value and recoverability of the amounts shown as property, plant and equipment in our consolidated financial statements are dependent on our ability to continue to generate positive cash flows from operations and to continue to fund exploration activities that would lead to additional profitable mining and processing activities or to generate proceeds from the disposition of property, plant and equipment.

The ability of the Company to maintain a positive cash balance for a period of 12 months beyond the filing date of the 2022 10-K is dependent upon its ability to generate sufficient cash flow from operations, reduce expenses, sell non-core assets, and raise sufficient funds through the ATM program and other equity sources. There can be no assurance the Company will be successful in generating sufficient funds from these sources to maintain liquidity throughout the 12-month period. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of the 2022 10-K. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should the Company not continue as a going concern.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

3.	Summary of Significant Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral resources and related future metals prices that are the basis for future cash flow estimates utilized in impairment calculations; depreciation, depletion and amortization calculations; environmental reclamation and closure obligations; valuation allowances for deferred tax assets; and the fair value of financial instruments. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions or conditions.

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

d.Inventories

Finished goods inventories include doré bars. Doré bars are valued at the lower of the average cost incurred prior to the refining process, plus applicable refining costs, or net realizable value.

In-process inventories represent material that is currently in the process of being converted to a saleable product. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective processing plants. In-process inventories are valued at the lower of the average cost, plus the in-process conversion costs, or net realizable value.

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Costs are added to stockpiles based on current mining costs. Stockpiles are recorded at the lower of average cost or net realizable value, and carrying values are evaluated at least quarterly. Net realizable value represents the estimated future sales price

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

based on short-term and long-term metals price assumptions, less estimated costs to complete production and bring the product to sale.

Materials and supplies inventories are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight. The Company routinely counts and evaluates its material and supplies to determine the existence of any obsolete stock that is subject to impairment.

e. Mining Properties, Exploration and Development Costs

The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mining properties. When and if a mining property is determined to have proven and probable mineral reserves, subsequent development costs will be capitalized to mineral properties. For acquired mining properties with proven and probable mineral reserves, the Company will capitalize acquisition costs and subsequent development costs. When and if mining properties with proven and probable reserves are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves. Upon abandonment or sale of a mining property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized in the accompanying Consolidated Statements of Operations.

As discussed in Note 1, the Company is considered an exploration stage company under the criteria set forth by the SEC since it has not yet demonstrated the existence of mineral reserves at any of the Company’s properties. As the Company does not have proven and probable mineral reserves, substantially all expenditures at the Company’s Rodeo Property and the Velardeña Properties for mine construction activity, as well as operating costs associated with the mill facilities, and for items that do not have a readily identifiable market value apart from the mineral resources, have been expensed as incurred. Such costs are charged to cost of metals sold or project expense during the period depending on the nature of the costs. Certain costs may be reflected in inventories prior to the sale of the product.

On a quarterly basis the Company evaluates its exploration properties to determine if they meet the Company’s minimum requirements for continued evaluation. The rights to the properties that do not meet the minimum requirements are relinquished and the carrying values, if any, are written off and reflected in “Exploration expense” on the accompanying Consolidated Statements of Operations.

f.Property, Plant and Equipment and Long-Lived Asset Impairment

Buildings are depreciated using the straight–line method over the estimated useful lives of the buildings, typically 30 to 40 years, or the estimated life of the mine, whichever is shorter. Mining equipment and machinery, excluding the plant, are depreciated using the straight-line method over useful lives of three to eight years or the lease period, whichever is shorter. Other furniture and equipment are depreciated using the straight-line method over estimated useful lives of three to five years.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The Company evaluated its remaining long-lived assets at December 31, 2022 and 2021, and determined that no impairment was incurred.

g.Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) in accordance with ASC 410, “Asset Retirement and Environmental Obligations” (“ASC 410”), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to ASC 410, the fair value of an ARO is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. An offsetting asset retirement cost (“ARC”) is capitalized as part of the carrying value of the assets with which it is associated and depreciated over the useful life of the asset (see Note 12).

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

h.Value Added Taxes

The Company pays value added tax (“VAT”) in Mexico as well as other countries, primarily related to the Rodeo operation and exploration projects. For exploration projects, the amounts paid are generally charged to expense as incurred because of the uncertainty of recoverability. For the Rodeo operation, the Company records VAT paid as a recoverable asset, which appears in “Value added tax receivable, net” on the Consolidated Balance Sheets. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds.

i.Revenue Recognition

The Company recognizes revenue from the “Sale of Metals” in the Consolidated Statements of Operations following the guidance of ASC 606. Under the terms of the Company’s agreement with its customer, title passes, and revenue is recognized by the Company when the contractual performance obligations of the parties are completed, generally at the time a provisional or final payment is made. Refining and transport costs, deducted from the final payments made, are treated as third party costs incurred after the transfer of control on provisional sales, and are therefore netted against revenue on an accrual basis.

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

At December 31, 2022 and 2021, all potentially dilutive shares relating to warrants and stock compensation awards were excluded from the computation of diluted earnings per share because to include them would have been anti-dilutive.

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

o.Reclassifications

Certain amounts and disclosures in prior years have been reclassified to conform to the 2022 presentation.

p.Recently Adopted Standards

On April 12, 2021, the SEC published a statement relating to accounting and reporting considerations for warrants issued by Special Purpose Acquisition Companies (SPACs). The SEC statement raised accounting and reporting considerations for all reporting entities that restrict the use of the exception under ASC 815-40-25-7 through 8 that allows for equity treatment, under certain conditions, for warrants that allow cash settlement in certain change of control transactions. The restriction put forth by the SEC would prevent equity treatment in cases where cash is received disproportionately between shareholders and warrant holders in such transactions. All of the outstanding warrants granted by the Company are recorded in equity at December 31, 2022 and December 31, 2021 following the guidance established by ASC Topic 815-40. The Company’s warrants allow for the potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock. Since those

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these warrants.

q.Recently Issued Pronouncements

There were no new accounting pronouncements issued during 2022 that would affect the Company or have a material impact on its consolidated financial position or results of operations.

4.	Correction of Immaterial Error

In the first quarter of 2022, the Company became aware that at December 31, 2021, it had failed to properly record a royalty tax payable in Mexico related to its Rodeo operations. The effect of correcting this error was to reduce beginning retained earnings by $93,000 at January 1, 2022, as reflected in the accompanying Consolidated Statements of Changes in Equity.

The Company evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on such evaluation, the Company concluded that while the accumulation of the error was significant to the three months ended March 31, 2022, the correction would not be material to results of operations for the period ended December 31, 2021, nor did it have an effect on the trend of financial results, taking into account the requirements of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Accordingly, the error was corrected for the December 31, 2021, Consolidated Balance Sheets included in this Form 10-K.

5.	Cash and Cash Equivalents and Short-Term Investments

Cash and Cash Equivalents

Of the $4.0 million reported as “Cash and cash equivalents” on the Consolidated Balance Sheet at December 31, 2022, the Company had approximately $153,000 that was unavailable for use due to a court order freezing the bank accounts of one of the Company’s subsidiaries in Mexico related to a lawsuit, as further described in Note 20. The restrictions imposed on the subsidiary’s bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, or to continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The following tables summarize the Company's short-term investments:

		Estimated	Carrying
December 31, 2022	Cost	Fair Value	Value

	(in thousands)
Short-term investments:
Trading securities	$59	$20	$20
Total trading securities	59	20	20
Total short-term investments	$59	$20	$20

December 31, 2021
Short-term investments:
Trading securities	$59	$67	$67
Total trading securities	59	67	67
Total short-term investments	$59	$67	$67

Investment in Fabled

The short-term investments at December 31, 2022 and 2021 consist of 1,000,000 common shares of Fabled Silver Gold Corp. (“Fabled”) and 200,000 common shares of Fabled Copper Corp. Fabled is a junior mining company that entered into an option agreement with the Company to acquire the Company’s option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (see Note 9). The common shares were issued to the Company as partial consideration per the terms of the option agreement. The Fabled Copper Corp. shares were received in a spin-off of assets from Fabled that occurred on December 21, 2020, to which all existing shareholders of Fabled were entitled.

Long-Term Investments

Investments in equity securities are generally measured at fair value. Gains and losses for equity securities resulting from changes in fair value are recognized in current earnings. If an equity security does not have a readily determinable fair value, the Company may elect to measure the security at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. At the end of each reporting period, the Company reassesses whether an equity investment security without a readily determinable fair value qualifies to be measured at cost less impairment, considers whether impairment indicators exist to evaluate if an equity investment security is impaired and, if so, records an impairment loss.

Investment in Golden Gryphon Explorations Inc.

Long-term investments at December 31, 2022 consist of approximately 1,500,000 shares of Golden Gryphon Explorations Inc. (“GGE”). In 2019, the Company entered into an earn-in agreement with GGE for the Sand Canyon project located in northwestern Nevada. In August 2022, pursuant to the second amendment to the earn-in agreement by which the earn-in period was extended an additional year, the Company purchased approximately 1.5 million shares of GGE’s common stock for an aggregate purchase price of $225,000.

For a description of the earn-in agreement, see “Exploration Properties - Sand Canyon” in our Annual Report Form 10-K for the year ended December 31, 2021.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The GGE investment is accounted for at cost less impairment pursuant to ASC topic 321 as there is no ready market for the shares and it is recorded to non-current investments on the consolidated balance sheets. The Company concluded it was impractical to estimate fair value due to the absence of a public market for the stock. The Company identified no events or changes in circumstances that might have had a significant adverse effect on the carrying value of the investment and have therefore not recorded any impairment against the asset.

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

6.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31,	December 31,
	2022	2021

	(in thousands)
Prepaid insurance	$488	$575
Current portion of deferred offering costs	45	—
Recoupable deposits and other	609	604
	$1,142	$1,179

The current portion of deferred offering costs at December 31, 2022, is associated with the ATM Agreement (see Note 16). The long-term portion of deferred offering costs at December 31, 2021, is recorded in “Other long-term assets” on the Consolidated Balance Sheet (see Note 10).

Recoupable deposits and other at December 31, 2022 and 2021, includes a receivable from Barrick for reimbursement of costs related to the Earn-in Agreement (see Note 9) of approximately $0.2 million and $0.3 million, respectively.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

7.	Inventories

Inventories at the Velardeña Properties were as follows:

	December 31,	December 31,
	2022	2021

	(in thousands)
Doré inventory	$230	$481
In-process inventory	572	668
Material and supplies	569	459
	$1,371	$1,608

Doré and in-process inventories, recorded at book value, include approximately $28,000 and $21,000 of capitalized depreciation and amortization at December 31, 2022 and 2021, respectively. Doré inventory at December 31, 2022 consists of 157 payable ounces of gold and 652 payable ounces of silver. Doré inventory at December 31, 2021 consists of 626 payable ounces of gold and 1,958 payable ounces of silver.

The materials and supplies inventories are primarily related to the Rodeo operation and are reduced by a $0.3 million obsolescence reserve at each of December 31, 2022 and 2021.

8.	Value Added Tax Receivable, Net

At December 31, 2022 and 2021, the Company recorded a net value added tax (“VAT”) paid in Mexico of $1.5 million and $1.3 million, respectively, related to the Velardeña Properties and the Rodeo operation, as a recoverable asset, which appears in “Value added tax receivable, net” on the Consolidated Balance Sheets. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts will be recovered within a one-year period. At December 31, 2022 and December 31, 2021, the Company recorded approximately $450,000 and $378,000, respectively, of VAT payable as a reduction to the VAT receivable in Mexico.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

8.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

9.	Property, Plant and Equipment

Property, Plant and Equipment, Net

The components of property, plant, and equipment, net were as follows:

	December 31,	December 31,
	2022	2021

	(in thousands)
Mineral properties	$9,353	$9,353
Exploration properties	2,418	2,418
Royalty properties	200	200
Buildings	3,808	3,806
Mining equipment and machinery	17,127	17,477
Other furniture and equipment	1,355	1,328
Asset retirement cost	1,157	1,057
	35,418	35,639
Less: Accumulated depreciation and amortization	(29,002)	(29,012)
	$6,416	$6,627

El Quevar Earn-In Agreement

On April 9, 2020, the Company and several of its directly and indirectly wholly-owned subsidiaries entered into the Earn-in Agreement with Barrick, pursuant to which Barrick has acquired an option (the “Option”) to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina. Pursuant to the terms of the Earn-in Agreement, in order to earn an undivided 70% interest in the El Quevar project, Barrick must: (A) incur a total of $10 million in work expenditures over a total of eight years ($0.5 million per year in years one and two, $1 million per year in years three, four and five, and $2 million per year in years six, seven and eight); (B) deliver to the Company a National Instrument 43-101 compliant pre-feasibility study pursuant to the parameters set forth in the Earn-in Agreement; and (C) deliver a written notice to exercise the Option to the Company within the term of the Earn-in Agreement. Barrick may withdraw from the Earn-in Agreement at any time after spending a minimum of $1 million in work expenditures and upon providing 30 days’ notice to the Company. The Company will form a new entity (“NewCo”) that will hold the El Quevar properties. Upon satisfaction of the Earn-in conditions and exercise of the Option, NewCo will be 70% owned by Barrick and 30% owned by the Company. Funding of NewCo will be based on Barrick’s and the Company’s respective ownership and industry standard dilution mechanisms will apply in the case of funding shortfalls by either shareholder. As of December 31, 2021, Barrick had met the $1 million in work expenditures that would allow them to withdraw from the Earn-in Agreement. The carrying value of El Quevar as of December 31, 2022 and 2021 is $2.3 million.

Sale of Santa Maria Property

On July 14, 2020, the Company entered into a binding letter of intent (“Letter of Intent”) with Fabled for a potential transaction pursuant to which Fabled would acquire the Company’s option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (the “Option”). On December 4, 2020, the Company entered into a definitive option agreement (“Option Agreement”) to sell its option to Fabled. As consideration for the Option, Fabled (i) paid $500,000 in cash to the Company and issued to the Company 1,000,000 shares of Fabled’s common stock (the “Closing Consideration”); (ii) paid $1,500,000 in cash to the Company on the one year anniversary date following the closing of the Option Agreement.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The Company recorded the $1.5 million received from Fabled in December 2021 to “Deferred revenue” on the accompanying Consolidated Balance Sheets and recognized the amount to “Other operating income” over a one-year period through December 2022. Upon receipt of each cash payment, the Option Agreement imposes a performance obligation on the Company to provide Fabled an exclusive right to the Santa Maria Properties to conduct exploration and mining activities during the period from receipt of the payment until the due date of the next required payment. Accordingly, the Company has determined that its performance obligation for each option payment received is satisfied over time. The remaining unamortized balance of deferred revenue at December 31, 2022, is zero. At December 31, 2021, there was an unamortized balance of $1.5 million.

On December 19, 2022, the Option Agreement was amended to reschedule the remaining $2.0 million payment into eight quarterly payments of $250,000 beginning January 31, 2023 through September 30, 2024. Fabled failed to make the payment due on January 31, 2023. The Company issued a notice of default under the Option Agreement to Fabled and the property has reverted to the Company (see Note 24). The carrying value of Santa Maria as of December 31, 2022 and 2021, is zero.

10.	Other Long-Term Assets

Other long-term assets consist of the following:

	December 31,	December 31,
	2022	2021

	(in thousands)
Right of use assets	$333	$677
Long-term portion of deferred offering costs	—	70
	$333	$747

The right of use assets at December 31, 2022 include approximately $263,000 related to certain office leases and $70,000 related to a mining equipment lease at our Rodeo Property. The right of use assets at December 31, 2021, include approximately $394,000 related to certain office leases and $283,000 related to a mining equipment lease at our Rodeo Property.

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

In December 2020, the Company’s wholly-owned subsidiary, Minera de Cordilleras S. de R.L. de C.V., entered into an agreement with Triturados del Guadiana, S.A. de C.V. (“Trigusa”), whereby Trigusa will carry out mining activities at the Rodeo Property. Per the terms of the mining agreement, Trigusa will provide services for the 27-month period beginning in December 2020 and ending March 31, 2023, with the potential for an extension of time upon mutual

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

agreement of both parties. The Company has determined that the mining agreement contains an embedded lease, relating to the mining equipment provided by Trigusa, per the guidance of ASU 2016-02 and Topic 842. The Company did not elect the practical expedient permitting the combination of lease and non-lease components of the mining agreement. The Company recorded a right of use asset and a lease liability of approximately $420,000 based on the net present value of the future lease payments discounted at 7.0%, which represents the Company’s incremental borrowing rate.

The lease liabilities noted above have been included in “Other liabilities”, short term and long term (see Note 13), in the Company’s Consolidated Balance Sheets at December 31, 2022 and 2021.

The long-term portion of deferred offering costs at December 31, 2021, were associated with the ATM Agreement (see Note 16). The current portion of deferred offering costs at December 31, 2022, is recorded in “Prepaid expenses and other assets” on the Consolidated Balance Sheets (see Note 6).

11.	Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	December 31,	December 31,
	2022	2021

	(in thousands)
Accounts payable and accruals	$2,206	$1,501
Accrued employee compensation and benefits	1,478	1,988
Income taxes payable (Note 15)	25	20
	$3,709	$3,509

December 31, 2022

Accounts payable and accruals at December 31, 2022 are primarily related to amounts due to contractors and suppliers in the amounts of $1.8 million related to the Company’s Velardeña and Rodeo properties and $0.4 million related to corporate administrative and exploration activities.

Accrued employee compensation and benefits at December 31, 2022 consist of $0.4 million of accrued vacation payable and $1.1 million related to withholding taxes and benefits payable. Included in the $1.5 million of accrued employee compensation and benefits is $1.2 million related to activities at the Velardeña Properties and Rodeo Property.

December 31, 2021

Accounts payable and accruals at December 31, 2021 are primarily related to amounts due to contractors and suppliers in the amounts of $1.3 million related to the Company’s Velardeña and Rodeo properties and $0.2 million related to corporate administrative and exploration activities.

Accrued employee compensation and benefits at December 31, 2021 consist of $0.3 million of accrued vacation payable and $1.7 million related to withholding taxes and benefits payable. Included in the $2.0 million of accrued employee compensation and benefits is $1.2 million related to activities at the Velardeña Properties and Rodeo Property.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Mexican Subsidiaries Profit-Sharing Liability

On April 23, 2021, a new labor law was made official in Mexico that impacts companies that utilize subcontractor structures, effective beginning August 1, 2021. The Company utilizes subcontractor structures in Mexico, as is common practice among companies in the mining industry in Mexico. The law disallows a deduction in computing income taxes for labor outsourcing costs unless the arrangement falls within certain narrowly defined exceptions. The new law does provide for annual caps on the amount of employee profit sharing a company would be required to pay, which is designed to even out the profit-sharing liability over several years. During 2021, the Company reorganized the functions performed by its various Mexican subsidiaries to comply with the new law. The Company’s profit-sharing liability in Mexico has increased as a result of the new law taking effect. The profit-sharing liability is included in “Accrued employee compensation and benefits” and was $0.2 million and $0.4 million at December 31, 2022 and 2021.

Income taxes payable are related to operations at the Company’s Mexican subsidiaries (see Note 15).

12.	Asset Retirement and Reclamation Liabilities

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

In the fourth quarter of 2021, due to the current operating success at Rodeo and the potential of a restart of operations at the Velardeña mine based on recent technical studies and an updated PEA that would further delay the start of any reclamation activity, the Company retained the services of an environmental consultant to review the closure plan to determine the appropriateness of the scope and cost estimates used in the calculation of the ARO. The consultant confirmed the adequacy of the scope of the closure plan and provided certain adjustments to cost estimates. In addition, the timing for the incurrence of reclamation activity was extended approximately 7 years to 2030 to take into account the likelihood of a restart of operations at the Velardeña mine that would further delay the start of any reclamation activity.

In late 2022, the Company determined that the restart of the Velardeña Properties would be deferred one year, which would in turn defer the beginning of the reclamation activity assumption by one year to 2031.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The Company will continue to accrue additional estimated ARO amounts based on the closure plan and as activities requiring future reclamation and remediation occur. The following table summarizes activity in the Velardeña Properties ARO:

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Beginning balance	$3,569	$3,156
Changes in estimates, and other	142	151
Accretion expense	282	262
Ending balance	$3,993	$3,569

The change in estimate of the ARO recorded during the year ended December 31, 2022 is due to a combination of changes in assumptions related to the timing of future expenditures, the change in inflation assumptions, and the change in the discount rate.

The change in estimate of the ARO recorded during the year ended December 31, 2021 is primarily the result of changes in assumptions related to the amount and timing of future expenditures used in the determination of future cash flows as a result of a review of the closure plan undertaken in the fourth quarter 2021, as noted above (also see Note 14).

Accretion expense in the table noted above for each of the years ended December 31, 2022 and 2021 has been recorded as “Reclamation expense” on the Company’s Consolidated Statements of Operations. To the extent that a positive change in estimates, and other for the ARO is related to fixed plant and equipment, an offsetting ARC is capitalized as part of the carrying value of the assets with which it is associated and depreciated over the useful life of the asset, otherwise the increase is recorded as “Other operating expense, net” on the Company’s Consolidated Statements of Operations. A negative change in estimates, and other is recorded as a decrease to the ARC previously recorded or, as appropriate, to “Other operating income, net” on the Company’s Consolidated Statements of Operations.

13.	Other Liabilities

Other Current Liabilities

The following table sets forth the Company’s other current liabilities:

	December 31,	December 31,
	2022	2021

	(in thousands)
Premium financing	$406	$394
Office lease liability	164	120
Mining equipment lease liability	70	207
	$640	$721

The premium financing at December 31, 2022 consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers, and general liability insurance. In November 2022, the Company financed approximately $445,000 of its insurance premium. The premium is payable in eleven equal payments

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

at an interest rate of 7.0% per annum. At December 31, 2022, the remaining balance, plus accrued interest, was approximately $406,000.

The premium financing at December 31, 2021 consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers insurance. In November 2021 the Company financed approximately $394,000 of its premium for directors and officers insurance. The premium was payable in eight equal payments at an interest rate of 4.0% per annum. At December 31, 2021 the remaining balance, plus accrued interest, was approximately $394,000.

The office lease liability is related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 10).

The mining equipment lease liability is related to equipment used by the contract miner at our Rodeo Property (see Note 10).

Other Long-Term Liabilities

Other long-term liabilities of approximately $122,000 for the period ended December 31, 2022, are primarily related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 10).

Other long-term liabilities of approximately $353,000 for the period ended December 31, 2021, are primarily related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 10). Also included in other long-term liabilities is approximately $19,000 of deferred income taxes payable (see Note 15).

14.	Fair Value Measurements

Financial assets and liabilities and nonfinancial assets and liabilities are measured at fair value on a recurring basis under a framework of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels. This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs. Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement. The three levels of the fair value hierarchy per ASC 820 are as follows:

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At December 31, 2022
Assets:
Cash and cash equivalents	$3,972	$—	$—	$3,972
Short-term investments	20	—	—	20
	$3,992	$—	$—	$3,992

At December 31, 2021
Assets:
Cash and cash equivalents	$12,229	$—	$—	$12,229
Short-term investments	67	—	—	67
	$12,296	$—	$—	$12,296

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term investments consist of the 1,000,000 shares of common stock of Fabled and 200,000 shares of Fabled Copper Corp. shares and are classified within Level 1 of the fair value hierarchy (see Note 9).

At December 31, 2022 and 2021, the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

Non-recurring Fair Value Measurements

The Company assesses, where appropriate, the fair value of its liabilities and long-lived assets if circumstances indicate a change in the fair value has occurred. The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate.

The Company recorded an addition to its ARO as of December 31, 2022 and 2021, of approximately $142,000 and $151,000, respectively (see Note 12), reflecting a change in the fair value of the ARO primarily as the result of changes in assumptions related to the amount and timing of future expenditures used in the determination of future cash flows, following the guidance of ASC Topic 410.  The fair value analysis was performed internally by the Company with the assistance of third-party experts. A third-party expert was used to assess the environmental closure and reclamation obligations for the Company. A third-party expert was also used to determine an appropriate discount rate for determining the fair value of the ARO at December 31, 2022 and 2021. The valuation falls within Level 3 of the fair value hierarchy.

No other non-recurring fair value adjustments to liabilities or long-lived assets were recorded during the years ended December 31, 2022 and 2021.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

15.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740 on a tax jurisdictional basis. The provision for income taxes consists of the following:

	For the Year Ended December 31,
	2022	2021

CURRENT TAXES:	(in thousands)
United States	$—	$—
Other Countries	107	443
	$107	$443
DEFERRED TAXES:
United States	$—	$—
Other Countries	(19)	19
	$(19)	$19
Total income tax provision	$88	$462

Income (loss) from operations before income taxes by country consists of the following:

	For the Year Ended December 31,
	2022	2021

	(in thousands)
United States	$(10,151)	$(3,723)
Other Countries	333	2,090
	$(9,818)	$(1,633)

The Company recorded $107,000 of current tax expense and $19,000 of deferred tax benefit for the year ended December 31, 2022, the taxable income of certain subsidiaries in Mexico related to the Rodeo operation. The Company recorded $443,000 of current tax expense and $19,000 deferred tax expense for the year ended December 31, 2021, stemming primarily from 7.5% special mining tax and the taxable income of subsidiaries in Mexico.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the Consolidated Statements of Operations is summarized below.

	For Year Ended December 31,
	2022	2021

	(in thousands)
Tax expense (benefit) at U.S. rate of 21%	$(2,062)	$(343)
Other adjustments:
Rate differential of other jurisdictions	(387)	505
Effects of foreign earnings	(1,631)	687
Change in valuation allowance	(3,619)	(6,948)
Provision to tax return true-ups	113	(99)
Exchange rate changes on deferred tax assets	3,234	3,893
Mexican special mining tax	—	212
Expired net operating losses	4,099	2,667
Other	341	(112)
Income tax provision	$88	$462

The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended
	December 31,
	2022	2021

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$109,397	$110,451
Capital loss carry forwards	2,584	1,702
Stock-based compensation	868	896
Property, plant and equipment	2,730	4,624
Other	2,296	1,755
	117,875	119,428
Less: Valuation allowance	(113,987)	(118,580)
Total deferred tax assets	3,888	848

Deferred tax liabilities:
Property, plant and equipment	(3,831)	(703)
Other	(57)	(164)
Total deferred tax liabilities	(3,888)	(867)
Net deferred tax asset (liability)	$—	$(19)

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets. The net deferred tax liability as of December 31, 2022 was zero. The net deferred tax liability as of December 31, 2021 was $19,000, primarily related to the 7.5% special mining tax in Mexico.

At December 31, 2022 the Company had net operating loss carryforwards in the U.S. and in certain non-U.S. jurisdictions totaling $429.0 million. In the U.S. there are $91.5 million of net operating loss carryforwards, $20.8 million

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

of which have no expiration, while the remaining losses will expire in future years through 2038. In the remaining non-U.S. countries, there are $74.2 million of net operating loss carryforwards related to the Rodeo operation and Velardeña Properties in Mexico, which will expire in future years through 2031, $86.2 million in Spain, which have no expiration date, and $177.0 million in other non-U.S. countries (including Luxemburg, Peru, Argentina and Canada), which will expire in future years through 2042.

The valuation allowance offsetting the net deferred tax assets of the Company of $114.0 million and $118.6 million at December 31, 2022 and 2021, respectively, relates primarily to the uncertain utilization of certain deferred tax assets, primarily net operating loss carryforwards, in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

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

Below is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits, which excludes any estimated penalties and interest on all identified unrecognized tax benefits. The Company had no unrecognized tax benefits at December 31, 2022. The unrecognized tax benefit as of December 31, 2021 is completely offset by net deferred tax benefits and therefore does not appear on the Consolidated Balance Sheet.

	The Year Ended December 31,
	2022	2021

	(in thousands)
Gross unrecognized tax benefits at beginning of period	$—	$249
Increases for tax positions taken during prior years	—	—
Decreases relating to settlements with taxing authorities	—	—
Reductions due to lapse of statute of limitations	—	(249)
Gross unrecognized tax benefits at end of period	$—	$—

Tax years as early as 2016 remain open and are subject to examination in the Company’s principal tax jurisdictions. The Company does not expect a significant change to its net unrecognized tax benefits over the next 12 months. No interest and penalties were recognized in the Consolidated Statement of Operations for the year ended December 31, 2022 or 2021, and there were no interest and penalties recognized in the statement of financial position as of December 31, 2022 and 2021. The Company classifies income tax related interest and penalties as income tax expense.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

16.	Equity

Registered direct purchase agreement, commitment purchase agreement and registration rights agreement

On May 9, 2018, the Company entered into a registered direct purchase agreement (the “Registered Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which LPC purchased 3,153,808 shares of the Company’s common stock at a price of $0.4122 per share, the closing price of the Company’s common stock on the NYSE American on May 8, 2018, for an aggregate purchase price of $1.3 million.

On May 9, 2018, the Company entered into a commitment purchase agreement (the “Commitment Purchase Agreement” and together with the Registered Purchase Agreement, the “LPC Program”) and a registration rights agreement (the “Registration Rights Agreement”) with LPC, pursuant to which the Company, at its sole discretion, had the right to sell up to an additional $10.0 million of the Company’s common stock to LPC, subject to certain limitations and conditions contained in the Commitment Purchase Agreement. The Company closed on the Commitment Purchase Agreement in July 2018. The Commitment Purchase Agreement expired in May 2021.

The Company did not sell any shares of common stock to LPC under the Commitment Purchase Agreement in the years ended December 31, 2022 or 2021. With the May 2021 expiration of the agreement, the Company wrote off the remaining balance of $352,000 of deferred LPC Program costs to “Interest and Other Expense” on the Consolidated Statement of Operations.

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

Under the ATM, the common stock is distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary as between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 2.0% of the gross sales price per share of common stock sold.

During the year ended December 31, 2022, the Company sold an aggregate of 2,780,861 shares of common stock under the ATM Program at an average price of $0.28 per share of common stock for net proceeds, after commissions and fees, of approximately $754,000. Approximately $25,000 of deferred ATM Program costs were amortized during the year, and at December 31, 2022, there was a remaining balance of $45,000 of the current portion of deferred ATM Program costs, recorded in “Prepaid expenses and other assets” on the Consolidated Balance Sheet (see Note 6).

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

During the year ended December 31, 2021, the Company sold an aggregate of 1,856,960 shares of common stock under the ATM Program at an average price of $0.97 per share of common stock for net proceeds, after commissions and fees, of approximately $1.8 million. Also, approximately $57,000 of deferred ATM Program costs were amortized. At December 31, 2021, there was a remaining balance of $70,000 of long-term deferred ATM Program costs, recorded in “Other long-term assets” on the Consolidated Balance Sheet (see Note 10).

As of December 31, 2022, there is approximately $1.1 million remaining available for issuance under the ATM Program based on a prospectus supplement filed with SEC on December 11, 2020.

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

Restricted Stock Grants

The following table summarizes the status and activity of the Company’s restricted stock grants issued under the Equity Plan:

	The Year Ended December 31,
	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Grants	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	293,334	$0.61	224,002	$0.36
Granted during the period	550,000	0.38	335,000	0.67
Restrictions lifted during the period	(348,332)	0.49	(265,668)	0.47
Forfeited during the period	—	—	—	—
Outstanding at end of period	495,002	$0.44	293,334	$0.61

During the year ended December 31, 2022, the Company recognized approximately $207,000 of stock compensation expense related to the restricted stock grants. The Company expects to recognize additional stock compensation expense related to these awards of approximately $117,000 over the next 33 months. During the year ended December 31, 2022, 500,000 shares were granted to nine employees, with one-third of the grants vesting on the grant date and the remaining shares vesting equally on the first and second anniversaries of the grant date. Also, during the year ended December 31, 2022, 50,000 shares were granted to a new employee, with one-third of the shares vesting equally on the first, second and third anniversaries of the grant date. During the period, restrictions were lifted on the normal vesting of 181,666 shares granted to nine employees in prior years.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Restricted Stock Units

The Equity Plan permits the Company to issue Restricted Stock Units (“RSUs”), which entitle each recipient to receive one unrestricted share of common stock upon termination of the recipient’s employment or board service. Also, pursuant to the Equity Plan, the Company’s Board of Directors adopted the Non-Employee Director’s Deferred Compensation and Equity Award Plan (the “Deferred Compensation Plan”). Pursuant to the Deferred Compensation Plan, non-employee directors, and employees as allowed by the Equity Plan, receive a portion of their compensation in the form of RSUs issued under the Equity Plan. The RSUs generally vest on the first anniversary of the grant.

The following table summarizes the status and activity of the RSU grants issued to Directors of the Company under the Equity Plan, including awards to non-employee directors under the Deferred Compensation Plan:

	The Year Ended December 31,
	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Units	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	4,010,038	$0.69	3,610,038	$0.70
Granted during the period	1,700,000	0.40	400,000	0.60
Restrictions lifted during the period	—	—	—	—
Forfeited during the period	—	—	—	—
Outstanding at end of period	5,710,038	$0.60	4,010,038	$0.69

During the year ended December 31, 2022, the Company recognized approximately $361,000 of total stock compensation expense related to the RSUs.

During the year ended December 31, 2022, the Company granted each non-employee Director 100,000 RSUs, and recognized approximately $249,000 of stock compensation expense related to the Director grants. The Company expects to recognize additional stock compensation expense related to the non-employee Director RSU grants of approximately $112,000 over the next 6 months.

Included in the grants shown in the table during the period is a grant by the Company to its CEO of 1,000,000 RSUs. One-half of the RSUs vest on each of the first and second anniversaries of the grant. The Company recognized approximately $112,000 of stock compensation expense related to the grant during the year ended December 31, 2022. The Company expects to recognize additional stock compensation expense related to the CEO RSU grants of approximately $288,000 over the next 33 months.

During the year ended December 31, 2021, the Company recognized approximately $305,000 of total stock compensation expense related to the RSUs.

During the year ended December 31, 2021, each of the six board members were granted 50,000 RSUs that vest one year from the grant date. During December 2021, a new director was granted 100,000 RSUs with 66,667 vesting on the grant date and the remaining 33,333 vesting one year from the grant date.

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

The Company intends to settle all the KELTIP Units in common stock of the Company, an option that the Board of Directors holds in its sole discretion so long as sufficient shares remain available under the Equity Plan. As a result, all outstanding KELTIP Units are recorded in equity at December 31, 2022 and 2021.

During the year ended December 31, 2022, the Company granted 950,000 KELTIP Units to two officers of the Company and recognized approximately $176,000 of stock compensation expense related to the grants. Also, during the year ended December 31, 2022, an officer of the Company retired and was issued 1,123,380 shares of the Company’s common stock net of 456,620 shares relinquished to cover withholding taxes. The shares issued were in settlement of previously granted KELTIP Units.

During the year ended December 31, 2021, the Company granted 1,605,000 KELTIP Units to two officers of the Company and recognized approximately $1.1 million of stock compensation expense related to the grants.

There were 4,700,000 and 5,330,000 KELTIP Units outstanding at December 31, 2022 and 2021, respectively.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Common Stock Warrants

The following table summarizes the status and activity of the Company’s common stock warrants:

		Weighted
	Number of	Average
	Underlying	Exercise Price
Common Stock Warrants	Shares	Per Share
Outstanding at December 31, 2020	17,403,846	$0.38
Exercised during period
July 2019 Series A warrants	(200,000)	0.35
July 2019 Series B warrants	(1,500,000)	0.35
April 2020 Series A warrants	(1,400,000)	0.30
Expired during period
May 2016 warrants	(1,500,000)	0.75
Outstanding at December 31, 2021	12,803,846	$0.34
Exercised during period
July 2019 Series B warrants	(3,000,000)	0.35
Outstanding December 31, 2022	9,803,846	$0.34

The warrants relate to prior registered offerings and private placements of the Company’s stock.

On April 20, 2020, the Company entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale of 15,000,000 shares of the Company’s common stock and in a concurrent private placement transaction, the issuance of an aggregate of 11,250,000 warrants, ultimately consisting of 7,500,000 series A warrants and 3,750,000 series B warrants. During the year ended December 31, 2021, 1,400,000 series A warrants were exercised, for net proceeds of $0.4 million, leaving a balance of 1,100,000 and 250,000 series A and series B warrants outstanding, respectively, as of December 31, 2022 and 2021.

On July 17, 2019, the Company issued 8,653,846 registered shares of common stock in a registered direct offering. In connection with the offering, each investor received an unregistered Series A warrant to purchase a share of common stock for each share of common stock purchased. Each Series A warrant is exercisable six months from the date of issuance and has a term expiring in January 2025. During the year ended December 31, 2021, 200,000 series A warrants were exercised, for net proceeds of $0.1 million, leaving a balance of 8,453,846 series A warrants outstanding as of December 31, 2022 and 2021.

In May 2016, the Company issued 8.0 million registered shares of common stock at a purchase price of $0.50 per share in a registered direct offering resulting in gross proceeds of $4.0 million. In connection with the offering, each investor received an unregistered warrant to purchase three-quarters of a share of common stock for each share of common stock purchased. The resulting 6,000,000 warrant shares had an exercise price of $0.75 per share, became exercisable on November 7, 2016, and were exercisable until November 6, 2021, five years from the initial exercise date.

In connection with the July 2019 registered direct offering noted above, the Company also agreed to exchange, on a one-for-one basis, 4,500,000 of the May 2016 warrants for Series B warrants to purchase 4,500,000 shares of common stock at an exercise price of $0.35 per share. Each Series B warrant was exercisable six months from the date of issuance and had a term expiring in May 2022. During the year ended December 31, 2021, 1,500,000 of the series B warrants were exercised, for net proceeds of $0.5 million, leaving a balance of 3,000,000 series B warrants outstanding. During the year

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

ended December 31, 2022, the remaining balance of 3,000,000 of the series B warrants were exercised, for net proceeds of $1.1 million. The remaining 1,500,000 warrants from the May 2016 offering that were not exchanged in the July 2019 registered direct offering expired on November 6, 2021.

All outstanding warrants are recorded in equity at December 31, 2022 and December 31, 2021 following the guidance established by ASC Topic 815-40. The Company’s warrants allow for the potential settlement in cash if certain extraordinary events are affected by the Company, including a 50% or greater change of control in the Company’s common stock. Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these warrants.

17.	Sale of Metals and Related Costs

During the year ended December 31, 2022, the Company sold gold and silver contained in doré bars related to the Rodeo operation and recorded revenue of approximately $23.3 million, (approximately $22.5 million related to gold in the doré bars and approximately $1.2 million related to silver in the doré bars offset by refining and other selling costs of approximately $0.4 million). The Company recorded related costs of approximately $17.5 million. The gold and silver contained in the doré bars were sold to one customer, a metals refinery located in the United States. Under the terms of the Company’s exclusive agreement with its customer, title and control passes and revenue is recognized by the Company when the contractual performance obligations of the parties are completed, generally at the time a provisional or final payment for the gold and silver is agreed to by the parties. A provisional payment for approximately 95% of the contained gold and silver is made generally within 10-12 days after the product is shipped and customary sales documents are completed. A final payment for the gold and the silver is made within approximately 30 days following the date of shipment when final assays and refinery charges are agreed upon by the parties. A separate price for the gold and silver sold is set, based on current market prices, at the time a provisional or final payment is made. There are no minimum or maximum quantities defined under the agreement. Refining and transport costs, deducted from the final payments made, are treated as third party costs incurred by the Company in performing its obligations under the agreement with its customer after the transfer of control on provisional sales, and are therefore netted against revenue on an accrual basis.

During the year ended December 31, 2021, the Company sold gold and silver contained in doré bars related to the Rodeo operation and recorded revenue of approximately $25.6 million, (approximately $24.7 million related to gold in the doré bars and approximately $1.2 million related to silver in the doré bars offset by refining and other selling costs of approximately $0.3 million). The Company recorded related costs of approximately $13.3 million.

Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.

18.	Interest and Other Expense, Net

For the year ended December 31, 2022, the Company recognized approximately $11,000 of interest and other expense primarily related to the financing of the Company’s directors and officers insurance (see Note 13).

For the year ended December 31, 2021, the Company recognized approximately $373,000 of interest and other expense primarily related the write off of deferred costs related to the LPC Program (see Note 16).

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

19.	Cash Flow Information

The following table reconciles net loss for the period to cash (used in) from operations:

	Year Ended December 31,
	2022	2021

	(in thousands)
Cash flows (used in) from operating activities:
Net loss	$(9,906)	$(2,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	369	611
Accretion of asset retirement obligation	282	262
Loss on trading securities	47	12
Write off of deferred financing costs	—	352
Gain on sale of assets	(125)	(17)
Stock-based compensation	744	1,593
Changes in operating assets and liabilities from continuing operations:
Decrease (increase) in inventories, net	232	(1,279)
Increase in value added tax receivable, net	(209)	(1,211)
Decrease in prepaid expenses and other assets	37	23
Decrease in other long-term assets	414	373
Increase in accounts payable and other accrued liabilities	198	2,063
(Decrease) increase in deferred revenue	(1,469)	948
(Decrease) increase in other current liabilities	(81)	54
Increase in reclamation liability	41	33
Decrease in other long-term liabilities	(231)	(308)
Net cash (used in) from operating activities	$(9,657)	$1,414

The following table sets forth supplemental cash flow information and non-cash transactions:

	Year Ended December 31,
	2022	2021

	(in thousands)
Supplemental disclosure:
Interest paid	$9	$8
Income taxes paid	$—	$150

Supplemental disclosure of non-cash transactions:
Deferred equity offering costs amortized	$25	$57
Deferred equity offering costs written off	$—	$352

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

20.	Commitments and Contingencies

Leases and Purchase Commitments

The Company has non-cancelable operating lease and other commitments as follows:

	Year Ended December 31,
	2023	2024	2025	2026	2027	Thereafter	Total

El Quevar mining concessions[1]	$30	$30	$30	$30	$30	$—	$150
Velardeña mining concessions[1]	27	27	27	27	27	—	135
Velardeña ejido and surface rights[1]	54	54	54	54	54	—	270
Rodeo mining concessions[1]	99	99	99	99	99	—	495
Rodeo ejido and surface rights[1]	264	264	264	264	264	—	1,320
Office space	161	119	9	—	—	—	289
Total Commitments	$635	$593	$483	$474	$474	$—	$2,659

_______________________

1 Estimated

The Company is required to make payments to the Argentine government to maintain its rights to the El Quevar mining concessions. The Company has made such payments totaling approximately $7,000 and $9,000 for the years ended December 31, 2022 and 2021, respectively.

The Company is required to pay concession holding fees to the Mexican government to maintain its rights to the Velardeña Properties and Rodeo Property mining concessions. During the years ended December 31, 2022 and 2021 the Company made such payments totaling approximately $107,000 and $104,000 respectively. Additionally, during the years ended December 31, 2022 and 2021, the Company made annual payments to local ejidos and property owners under its surface rights agreements for the Velardeña Properties and Rodeo Property of approximately $300,000 and $109,000 respectively.

The Company has office leases for its corporate headquarters in Golden, Colorado, as well as for its Velardeña Properties offices in Mexico, and exploration offices in Mexico and Argentina. The lease for the corporate headquarters expires in January 2025. Payments associated with the corporate headquarters lease were recorded to rent expense by the Company in the amounts of $174,000 and $175,000 for the years ended December 31, 2022 and 2021, respectively. The lease for the Mexican offices expires in October 2023. Payments associated with the Mexican office lease were recorded to rent expense by the Company in the amounts of $59,000 and $54,000 for the years ended December 31, 2022 and 2021, respectively. The lease for the Argentina office was renegotiated and extended during the fourth quarter 2021 and now expires in November 2024. Payments associated with the Argentina office lease were recorded to rent expense by the Company in the amounts of $9,000 and $10,000 for the years ended December 31, 2022 and 2021, respectively.

The table above assumes that no annual maintenance payments will be made more than five years after December 31, 2022. If the Company continues mining and processing at the Rodeo or the Velardeña Properties beyond five years, the Company expects that it would make annual concession and surface rights payments of approximately $82,000 per year for the life of the Velardeña mine and approximately $363,000 per year for the life of the Rodeo mine. If

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

the Company continues to evaluate development opportunities at the El Quevar project, the Company expects that it would make annual maintenance payments of approximately $30,000 per year for the life of the El Quevar mine.

Payments associated with other exploration concessions the Company owns are not included because the Company has not completed exploration work on these concessions. Exploration success is historically low, and the Company has the right to terminate the payments and release the concessions at any time.

Contingencies

During April 2021, the Company became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”). The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”). The lawsuit was assigned to the Fifth Specialized Commercial District Court. Although the Company has knowledge of the existence and content of the lawsuit filed by Unifin, the Court has not officially served Minera William with the complaint as of the date of this report. Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment. At the time the documentation was allegedly signed, Minera William was a subsidiary of ECU Silver Mining prior to the Company’s acquisition of ECU in September 2011. As a preemptive measure, Unifin has obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which has limited the Company’s and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates. Notwithstanding this action, the restrictions imposed on Minera Williams’ bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, or continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico. Unifin is seeking recovery for as much as US$12.5 million. The Company was formally served with notice of the lawsuit and filed a written response. The trial court has published a writ scheduling the preliminary hearing to take place on April 3, 2023. The Company believes there is no basis for this claim and will defend itself. As such, the Company has not accrued an amount for this matter in its Consolidated Balance Sheets or Statements of Operations as of December 31, 2022.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The financial information relating to the Company’s segments is as follows:

				Exploration, El
				Quevar,
		Costs	Depreciation,	Velardeña and
		Applicable	Depletion and	Administrative	Pre-Tax		Capital
The Year ended December 31, 2022	Revenue	to Sales	Amortization	Expense	Income/(Loss)	Total Assets	Expenditures
				(in thousands)
Mexico Operations	$23,285	$(17,538)	$(319)	$(8,521)	$(2,212)	$8,425	$44
Corporate, Exploration & Other	—	—	(50)	(7,599)	(7,606)	6,519	8
	$23,285	$(17,538)	$(369)	$(16,120)	$(9,818)	$14,944	$52

The Year ended December 31, 2021
Mexico Operations	$25,596	$(13,311)	$(491)	$(4,301)	$7,317	$8,240	$1,552
Corporate, Exploration & Other	—	—	(120)	(7,531)	(8,950)	15,473	68
	$25,596	$(13,311)	$(611)	$(11,832)	$(1,633)	$23,713	$1,620

Revenue for the year ended December 31, 2022 and 2021, was from the Company's Rodeo Property in Mexico (see Note 17) and was all attributable to the sale of gold and silver doré bars.

23.	Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services:

In August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient. At December 31, 2022, Sentient, through the Sentient executive funds, held approximately 22% of the Company’s 170.3 million shares of issued and outstanding common stock. The administrative services are provided locally in Mexico by the administrative staff in the Company’s Mexico office. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. The Company also leases, from time to time, certain nonessential mining equipment to Minera Indé. Amounts received under the arrangement reduce costs incurred for exploration. The Company’s Board of Directors and Audit Committee approved the agreement. For the years ended December 31, 2022 and 2021, the Company charged Minera Indé approximately $222,000 and $263,000, respectively, for services and the use of equipment, offsetting costs that are recorded in “Velardeña care and maintenance” in the Consolidated Statements of Operations.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

24.	Subsequent Events

Fabled Option Agreement

Fabled failed to make the payment due on January 31, 2023. The Company issued a notice of default under the Option Agreement to Fabled and the property has reverted to the Company (see Note 9).

At the Market Offering Agreement

Subsequent to December 31, 2022, the Company sold an aggregate of 1,914,194 shares of common stock under the ATM Program at an average price of $0.29 per share of common stock for net proceeds, after commissions and fees, of approximately $532,000.