Form 10-Q
period 2023-03-31
Golden Minerals Co
filed 2023-05-10
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023.

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

At May 9, 2023, 177,645,197 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	March 31,	December 31,
	2023	2022

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 5)	$2,001	$3,972
Short-term investments (Note 5)	12	20
Inventories, net (Note 7)	1,490	1,371
Value added tax receivable, net (Note 8)	2,343	1,465
Prepaid expenses and other assets (Note 6)	996	1,142
Total current assets	6,842	7,970
Property, plant and equipment, net (Note 9)	6,283	6,416
Investments (Note 5)	225	225
Other long-term assets (Note 10)	232	333
Total assets	$13,582	$14,944

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 11)	$4,934	$3,709
Other current liabilities (Note 13)	407	640
Total current liabilities	5,341	4,349
Asset retirement and reclamation liabilities (Note 12)	4,060	3,993
Other long-term liabilities (Note 13)	100	122
Total liabilities	9,501	8,464

Commitments and contingencies (Note 20)

Equity (Note 16)
Common stock, $.01 par value, 350,000,000 shares authorized; 173,008,829 and 170,258,853 shares issued and outstanding respectively	1,730	1,703
Additional paid-in capital	543,577	542,737
Accumulated deficit	(541,226)	(537,960)
Shareholders' equity	4,081	6,480
Total liabilities and equity	$13,582	$14,944

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

	(in thousands except per share data)
Revenue:
Sale of metals (Note 17)	$4,217	$7,506
Total revenue	4,217	7,506
Costs and expenses:
Cost of metals sold (exclusive of depreciation shown below) (Note 17)	(4,046)	(4,322)
Exploration expense	(1,339)	(1,666)
El Quevar project expense	(151)	(117)
Velardeña care and maintenance costs	(247)	(536)
Administrative expense	(1,331)	(1,272)
Stock-based compensation	(189)	(149)
Reclamation expense	(73)	(69)
Other operating income, net	23	387
Depreciation and amortization	(99)	(65)
Total costs and expenses	(7,452)	(7,809)
Loss from operations	(3,235)	(303)
Other income (expense):
Interest and other income (expense), net (Note 18)	2	(3)
Other income	—	25
Gain on foreign currency transactions	18	50
Total other income (expense)	20	72
Loss from operations before income taxes	(3,215)	(231)
Income taxes (Note 15)	(51)	(85)
Net loss	$(3,266)	$(316)
Net loss per common share - basic	$(0.02)	$(0.00)
Weighted-average shares outstanding - basic (1)	171,322,376	162,511,278

(1)Potentially dilutive shares have not been included for loss periods because to do so would be anti-dilutive. Potentially dilutive shares at March 31, 2023, consist of 11,005,040, equivalent shares related to stock compensation and 9,803,846 equivalent shares related to warrants outstanding. Potentially dilutive shares at March 31, 2022, consist of 8,603,372 equivalent shares related to stock compensation and 12,803,846 equivalent shares related to warrants outstanding. See Note 16 for a discussion of stock-based compensation and warrants.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Quarter Ended March 31,
	2023	2022

	(in thousands)
Cash flows used in operating activities:
Net cash used in operating activities (Note 19)	$(2,679)	$(475)
Cash flows from (used in) investing activities:
Proceeds from sale of assets	12	—
Acquisitions of property, plant and equipment	(5)	(24)
Net cash from (used in) investing activities	$7	$(24)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	701	—
Net cash from financing activities	$701	$—
Net decrease in cash and cash equivalents	(1,971)	(499)
Cash and cash equivalents, beginning of period	3,972	12,229
Cash and cash equivalents, end of period	$2,001	$11,730

See Note 19 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

	(in thousands except share data)
Balance, December 31, 2021	162,804,612	$1,628	$540,518	$(527,961)	$14,185
Adjustment related to correction of immaterial error (Note 4)	—	—	—	(93)	(93)
Adjusted balance at January 1, 2022 (Restated)	162,804,612	1,628	540,518	(528,054)	14,092
Stock compensation accrued (Note 16)	—	—	149	—	149
KELTIP shares issued net of shares relinquished to cover withholding taxes (Note 16)	1,123,380	11	(240)	—	(229)
Net loss	—	—	—	(316)	(316)
Balance, March 31, 2022	163,927,992	$1,639	$540,427	$(528,370)	$13,696

Balance, December 31, 2022	170,258,853	$1,703	$542,737	$(537,960)	$6,480
Stock compensation accrued (Note 16)	—	—	189	—	189
Shares issued under the at-the-market offering agreement, net (Note 16)	2,749,976	27	651	—	678
Net loss	—	—	—	(3,266)	(3,266)
Balance, March 31, 2023	173,008,829	$1,730	$543,577	$(541,226)	$4,081

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

(Unaudited)

1.	Basis of Preparation of Financial Statements and Nature of Operations

Golden Minerals Company (the “Company”), a Delaware corporation, has prepared these unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements do not include all disclosures required by GAAP for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation. Certain prior period amounts may have been reclassified to conform to current classifications. Interim results are not necessarily indicative of results for a full year; accordingly, these interim financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and filed with the SEC on March 22, 2023.

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

We are concluding mining operations at the Rodeo Property, and we are engaged in further studies of a potential restart plan for Velardeña. We continue to evaluate and search for mining opportunities in North America (including Mexico) with near-term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties. We are also focused on advancing our Yoquivo exploration property in Mexico, and through the Earn-In Agreement with Barrick, our El Quevar exploration property in Argentina. We are advancing additional selected properties in our portfolio of approximately 12 properties, located in Mexico, Nevada and Argentina. We are reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

The Company is considered an exploration stage issuer under the criteria set forth by the SEC under Regulation S-K subpart 1300 (“S-K 1300”) as the Company has not yet demonstrated the existence of mineral reserves at any of the Company’s properties. As a result, and in accordance with generally accepted accounting principles for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred. As such, the Company’s financial statements may not be comparable to the financial statements of mining companies that have proven and probable mineral reserves. Such companies would typically capitalize certain development costs including infrastructure development and mining activities to access the ore. The capitalized costs would be amortized on a units-of-production basis as reserves are mined. The amortized costs are typically allocated to inventory and eventually to cost of sales as the inventories are sold. As the Company does not have proven and probable mineral reserves, substantially all expenditures at the Company’s Rodeo Property and the Velardeña Properties for mine construction activity, as well as operating costs associated with the mill facilities, and for items that do not have a readily identifiable market value apart from the mineralized material, have been expensed as incurred. Such costs are charged to cost of metals sold or project expense during the period depending on the nature of the costs. Certain costs may be reflected in inventories prior to the sale of the product. The Company cannot be certain that any deposits at any of its properties will ever be confirmed or converted into S-K 1300 compliant “reserves”.

2.	Liquidity, Capital Resources and Going Concern

Our forecasted expenditures during the twelve months ending March 31, 2024, excluding Rodeo and Velardeña cost of metals sold, which is included in our forecast of net operating margin discussed below, total approximately $7.6 million. These forecasted expenditures include: (i) exploration expenses of $2.1 million, (ii) Velardeña care and maintenance costs of $0.3 million, (iii) El Quevar spending (net of Barrick reimbursements) of $0.3 million and (iv)

administrative expense, including Torreon G&A of $4.9 million. The actual amount of cash expenditures that we incur during the twelve-month period ending March 31, 2024 may vary significantly from the amounts specified above and will depend on a number of factors, including variations in the anticipated administrative costs, care and maintenance costs at the Velardeña Properties or at El Quevar, and costs for continued exploration, project assessment, and advancement of our other exploration properties.

We do not currently have sufficient resources to meet our expected cash needs during the twelve months ended March 31, 2024. At March 31, 2023, we had cash resources of approximately $2.0 million. The forecasted net operating margin from the Rodeo Property during the twelve-month period is expected to be between $0.0 million $0.5 million.  The forecasted net operating margin from the Velardeña Properties during the twelve-month period is expected to be between $5.0 million and $5.5 million. Net operating margin is defined as revenue from the sale of metals less the cost of metals sold. Our estimate for Rodeo assumes gold prices per ounce during the period of between $1,950 and $1,990 and silver prices per ounce of $25.00. Our estimate for Velardeña assumes gold prices average $1,900 per ounce and silver prices average $22.50 per ounce. The actual amount that we receive in net operating margin from both Rodeo and Velardeña during the period may vary significantly from the amounts specified above due to, among other things: (i) unanticipated variations in grade, (ii) unexpected challenges associated with our proposed mining plans, (iii) decreases in commodity prices or the prices paid by our concentrate purchasers below those used in calculating the estimates shown above, (iv) variations in expected recoveries, (v) increases in operating costs above those used in calculating the estimates shown above, or (vi) interruptions in mining.

There is no assurance that we will be successful in collecting the anticipated cash receipts described above.  Specifically, the anticipated net operating margin from the Velardeña Properties is not based on the results of a full feasibility study. While we believe our internal estimates are realistic, the lack of a full feasibility study may increase the uncertainty associated with our estimates. In addition, we expect to collect approximately $1.5 million in VAT accounts receivable from the Mexican government; however, it is possible that those amounts may be delayed. At April 30, 2023, our aggregate cash and cash equivalents totaled approximately $2.0 million. In order to cover forecasted expenditures, we need to raise additional cash in the near-term, whether through the sale of non-core assets or equity financing, including the use of our ATM program. In the absence of sufficient asset sales, equity financing or other external funding the Company’s cash balance is expected to be depleted near the end of the second quarter of 2023. In that event, the Company may be forced to liquidate its business.

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

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this, first quarter 2023 10-Q, is dependent upon its ability to generate sufficient cash flow from operations, collect VAT receivable from the Mexican government, reduce expenses, sell non-core assets, and raise sufficient funds through the ATM program and other equity sources. There can be no assurance the Company will be successful in generating sufficient funds from these sources to maintain liquidity throughout the twelve-month period. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of the first quarter 2023 10-Q. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should the Company not continue as a going concern.

3.	New Accounting Pronouncements

There were no new accounting pronouncements issued during 2023 that would affect the Company or have a material impact on its consolidated financial position or results of operations.

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

5.	Cash and Cash Equivalents and Investments

Cash and Cash Equivalents

Of the $2.0 million reported as “Cash and cash equivalents” on the Condensed Consolidated Balance Sheet at March 31, 2023, the Company had approximately $153,000 that was unavailable for use due to a court order freezing the bank accounts of one of the Company’s subsidiaries in Mexico related to a lawsuit, as further described in Note 20. The restrictions imposed on the subsidiary’s bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, or to continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico.

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

The following tables summarize the Company's short-term investments:

		Estimated	Carrying
March 31, 2023	Cost	Fair Value	Value

	(in thousands)
Short-term investments:
Trading securities	$59	$12	$12
Total trading securities	59	12	12
Total short-term investments	$59	$12	$12

December 31, 2022
Short-term investments:
Trading securities	$59	$20	$20
Total trading securities	59	20	20
Total short-term investments	$59	$20	$20

Investment in Fabled

The short-term investments at March 31, 2023, and December 31, 2022 consist of 1,000,000 common shares of Fabled Silver Gold Corp. (“Fabled”) and 200,000 common shares of Fabled Copper Corp. Fabled is a junior mining company that entered into an option agreement with the Company to acquire the Company’s option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (see Note 9). The common shares were issued to the Company as partial consideration per the terms of the option agreement. The Fabled Copper Corp. shares were received in a spin-off of assets from Fabled that occurred on December 21, 2020, to which all existing shareholders of Fabled were entitled.

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

Investment in Golden Gryphon Explorations Inc.

Long-term investments at March 31, 2023, consist of approximately 1,500,000 shares of Golden Gryphon Explorations Inc. (“GGE”). In 2019, the Company entered into an earn-in agreement with GGE for the Sand Canyon project located in northwestern Nevada. In August 2022, pursuant to the second amendment to the earn-in agreement by which the earn-in period was extended an additional year, the Company purchased approximately 1,500,000 shares of GGE’s common stock for an aggregate purchase price of $225,000.

For a description of the earn-in agreement, see “Exploration Properties - Sand Canyon” in our Annual Report Form 10-K for the year ended December 31, 2022.

The GGE investment is accounted for at cost less impairment pursuant to ASC topic 321 as there is no ready market for the shares and it is recorded as non-current investments on the Condensed Consolidated Balance Sheets. The Company concluded it was impractical to estimate fair value due to the absence of a public market for the stock. The Company identified no events or changes in circumstances that might have had a significant adverse effect on the carrying value of the investment and have therefore not recorded any impairment against the asset.

Credit Risk

The Company invests substantially all of its excess cash with high credit-quality financial institutions or in U.S. government or debt securities. Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. For cash and equivalents and investments, credit risk represents the carrying amount on the balance sheet. The Company mitigates credit risk for cash and equivalents and investments by placing its funds and investments with high credit-quality financial institutions, limiting the amount of exposure to each of the financial institutions, monitoring the financial condition of the financial institutions and investing only in government and corporate securities rated “investment grade” or better. The Company invests with financial institutions that maintain a net worth of no less than $1 billion and are members in good standing with the Securities Investor Protection Corporation.

6.	Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2023	2022

	(in thousands)
Prepaid insurance	$483	$488
Current portion of deferred offering costs	21	45
Recoupable deposits and other	492	609
	$996	$1,142

The current portion of deferred offering costs is associated with the ATM Agreement (see Note 16).

Recoupable deposits and other at March 31, 2023, and at December 31, 2022, includes a receivable from Barrick for reimbursement of costs of approximately $74,000 and $196,000, respectively, related to the Earn-in Agreement (see Note 9).

7.	Inventories

Inventories at the Velardeña Properties were as follows:

	March 31,	December 31,
	2023	2022

	(in thousands)
Doré inventory	$237	$230
In-process inventory	673	572
Material and supplies	580	569
	$1,490	$1,371

Doré and in-process inventories, recorded at book value, include approximately $29,000 and $28,000 of capitalized depreciation and amortization at March 31, 2023, and December 31, 2022, respectively. Doré inventory at March 31, 2023 consists of 126 payable ounces of gold and 818 payable ounces of silver. Doré inventory at December 31, 2022 consists of 157 payable ounces of gold and 652 payable ounces of silver.

The materials and supplies inventories are primarily related to the Rodeo operation and are reduced by a $0.3 million obsolescence reserve at March 31, 2023, and December 31, 2022.

8.	Value Added Tax Receivable, Net

At March 31, 2023, the Company recorded a net value added tax (“VAT”) paid in Mexico of $2.3 million related to the Velardeña Properties and the Rodeo operation, as a recoverable asset, which appears in “Value added tax receivable, net” on the Condensed Consolidated Balance Sheets. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts will be recovered within a one-year period. At March 31, 2023, the Company recorded approximately $687,000 of VAT payable as a reduction to the VAT receivable in Mexico. At December 31, 2022, the Company had recorded approximately $1.5 million of VAT receivable.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

.

9.	Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2023	2022

	(in thousands)
Mineral properties	$9,353	$9,353
Exploration properties	2,418	2,418
Royalty properties	200	200
Buildings	3,808	3,808
Mining equipment and machinery	17,074	17,127
Other furniture and equipment	1,377	1,355
Asset retirement cost	1,157	1,157
	35,387	35,418
Less: Accumulated depreciation and amortization	(29,104)	(29,002)
	$6,283	$6,416

El Quevar Earn-In Agreement

At March 31, 2023, Barrick has continued with exploration activities, per the terms of the Earn-in Agreement, at the Company’s El Quevar project located in the Salta Province of Argentina. As of December 31, 2021, Barrick had met the $1 million in work expenditures that would permit them to withdraw from the Earn-in Agreement.

Sale of Santa Maria Property

The Company recorded a $1.5 million payment it received from Fabled in December 2021 to “Deferred revenue” on the Consolidated Balance Sheets and amortized the amount to income over a one-year period. Upon receipt of each cash payment, the agreement imposes a performance obligation on the Company to provide Fabled an exclusive right to the Santa Maria Properties to conduct exploration and mining activities during the period from receipt of the payment until the due date of the next required payment.  Accordingly, the Company has determined that its performance obligation for each option payment received is satisfied over time. The remaining unamortized balance of deferred revenue at March 31, 2023, and December 31, 2022, is zero.

On December 19, 2022, the Option Agreement was amended to reschedule the remaining $2.0 million payment into eight quarterly payments of $250,000 from January 31, 2023 through September 30, 2024. Fabled failed to make the payment due on January 31, 2023. The Company issued a notice of default under the Option Agreement to Fabled and the property has reverted to the Company. The carrying value of Santa Maria as of March 31, 2023, and December 31, 2022, is zero.

10.	Other Long-Term Assets

Other long-term assets consist of right of use assets, and at March 31, 2023, include approximately $232,000 related to certain office leases. The right of use assets at December 31, 2022, include approximately $263,000 related to certain office leases and $70,000 related to a mining equipment lease at our Rodeo Property.

In December 2020, the Company’s wholly-owned subsidiary, Minera de Cordilleras S. de R.L. de C.V., entered into an agreement with Triturados del Guadiana, S.A. de C.V. (“Trigusa”), whereby Trigusa will carry out mining activities at the Rodeo Property. Per the terms of the mining agreement, Trigusa provided services for the 27-month period beginning in December 2020 and ending March 31, 2023. The Company determined that the mining agreement contained an embedded lease, relating to the mining equipment provided by Trigusa, per the guidance of ASU 2016-02 and Topic 842. The Company did not elect the practical expedient permitting the combination of lease and non-lease components of the mining agreement. The Company recorded a right of use asset and a lease liability of approximately $420,000 based on the net present value of the future lease payments discounted at 7.0%, which represented the Company’s incremental borrowing rate at that time. In March 2023, the mining agreement with Trigusa was extended to July 31, 2023.

Lease liabilities are included in “Other liabilities”, short term and long term (see Note 13), in the Company’s Condensed Consolidated Balance Sheets at March 31, 2023, and December 31, 2022.

11.	Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	March 31,	December 31,
	2023	2022

	(in thousands)
Accounts payable and accruals	$3,326	$2,206
Accrued employee compensation and benefits	1,532	1,478
Income taxes payable (Note 15)	76	25
	$4,934	$3,709

March 31, 2023

Accounts payable and accruals at March 31, 2023, are primarily related to amounts due to contractors and suppliers in the amounts of $2.6 million related to the Company’s Velardeña and Rodeo properties and $0.7 million related to corporate administrative and exploration activities.

Accrued employee compensation and benefits at March 31, 2023, consist of $0.4 million of accrued vacation payable and $1.1 million related to withholding taxes and benefits payable. Included in the $1.5 million of accrued employee compensation and benefits is $1.3 million related to activities at the Velardeña Properties and Rodeo Property.

December 31, 2022

Accounts payable and accruals at December 31, 2022, are primarily related to amounts due to contractors and suppliers in the amounts of $1.8 million related to the Company’s Velardeña and Rodeo properties and $0.4 million related to corporate administrative and exploration activities.

Accrued employee compensation and benefits at December 31, 2022, consist of $0.4 million of accrued vacation payable and $1.1 million related to withholding taxes and benefits payable. Included in the $1.5 million of accrued employee compensation and benefits is $1.2 million related to activities at the Velardeña Properties and Rodeo Property.

12.	Asset Retirement and Reclamation Liabilities

In 2012, the Company retained the services of a mining engineering firm to prepare a detailed closure plan for reclamation activity at the Velardeña Properties. The plan was completed during the second quarter of 2012 and indicated that the Company had an ARO and offsetting ARC of approximately $1.9 million. The original ARC had been fully amortized or written off by the end of December 31, 2015. The ARO has been adjusted since 2012 for changes in assumptions related to inflation factors and the timing of future expenditures used in the determination of future cash flows, which previously contemplated that reclamation activities could begin as early as 2023 following the completion of mining at the Rodeo Property.

In the fourth quarter of 2021, due to the operating success at Rodeo and the potential of a restart of operations at the Velardeña mine based on recent technical studies at the time and an updated PEA that would further delay the start of any reclamation activity, the Company retained the services of an environmental consultant to review the closure plan to determine the appropriateness of the scope and cost estimates used in the calculation of the ARO. The consultant confirmed the adequacy of the scope of the closure plan and provided certain adjustments to cost estimates. In addition, the timing for the incurrence of reclamation activity was extended approximately 7 years to 2030 to take into account the likelihood of a restart of operations at the Velardeña mine that would further delay the start of any reclamation activity.

In late 2022, the Company determined that the restart of the Velardeña Properties would be deferred one year, which would in turn defer the beginning of the reclamation activity assumption by one year to 2031.

The Company will continue to accrue additional estimated ARO amounts based on the closure plan and as activities requiring future reclamation and remediation occur.

The following table summarizes activity in the Velardeña Properties ARO:

	Quarter Ended
	March 31,
	2023	2022

	(in thousands)
Beginning balance	$3,993	$3,561
Changes in estimates, and other	(6)	—
Accretion expense	73	70
Ending balance	$4,060	$3,631

The change in estimate of the ARO recorded is due to a combination of changes in assumptions related to the timing of future expenditures, the change in inflation assumptions, and the change in the discount rate.

13.	Other Liabilities

Other Current Liabilities

The following table sets forth the Company’s other current liabilities:

	March 31,	December 31,
	2023	2022

	(in thousands)
Premium financing	$248	$406
Office lease liability	159	164
Mining equipment lease liability	—	70
	$407	$640

The premium financing at March 31, 2023, consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers insurance and general liability insurance. In November 2022, the Company financed approximately $445,000 of its insurance premium. The premium is payable in eleven equal payments at an interest rate of 7.0% per annum. At March 31, 2023, the remaining balance, plus accrued interest, was approximately $246,000.

The premium financing at December 31, 2022, consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers, and general liability insurance. In November 2022, the Company financed approximately $445,000 of its insurance premium. The premium is payable in eleven equal payments at an interest rate of 7.0% per annum. At December 31, 2022, the remaining balance, plus accrued interest, was approximately $406,000.

The office lease liability is related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 10).

The mining equipment lease liability is related to equipment used by the contract miner at our Rodeo Property (see Note 10).

Other Long-Term Liabilities

Other long-term liabilities of approximately $100,000 for the period ended March 31, 2023, are primarily related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 10).

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

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At March 31, 2023
Assets:
Cash and cash equivalents	$2,001	$—	$—	$2,001
Short-term investments	12	—	—	12
	$2,013	$—	$—	$2,013

At December 31, 2022
Assets:
Cash and cash equivalents	$3,972	$—	$—	$3,972
Short-term investments	20	—	—	20
	$3,992	$—	$—	$3,992

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term investments consist of the 1,000,000 shares of common stock of Fabled and 200,000 shares of Fabled Copper Corp. shares and are classified within Level 1 of the fair value hierarchy (see Note 5).

At March 31, 2023, and December 31, 2022, the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

Non-recurring Fair Value Measurements

The Company recorded a change in estimate to its ARO as of March 31, 2023, of approximately $6,000 (see Note 12), reflecting a change in the fair value of the ARO primarily as the result of changes in assumptions related to the amount and timing of future expenditures used in the determination of future cash flows, following the guidance of ASC Topic 410.  The fair value analysis was performed internally by the Company. The valuation falls within Level 3 of the fair value hierarchy.

No other non-recurring fair value adjustments to liabilities or long-lived assets were recorded during the three months ended March 31, 2023, and 2022.

15.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis. In accordance with ASC 740, the interim provision for taxes was calculated by using the estimated annual effective tax rate applied to the year-to-date income or losses on a jurisdictional basis. Although the Company has generated ordinary losses on a year-to-date basis, the Company has projected taxable income by year end in certain tax jurisdictions, for which an annual effective tax rate has been calculated.  For the three months ended March 31, 2023, the Company recognized approximately $51,000 of income tax expense.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets. As of March 31, 2023, and December 31, 2022, the Company had no deferred tax assets and no deferred tax liability on the Condensed Consolidated Balance Sheets due to a valuation allowance offsetting the net deferred tax assets of the Company.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority. Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements. The Company had no unrecognized tax benefits at March 31, 2023, or December 31, 2022.

16.	Equity

At the Market Offering Agreement

In December 2016, the Company entered into an at-the-market offering agreement (as amended from time to time, the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, from time to time, issue and sell shares of the Company’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million (the “ATM Program”) or a maximum of 10 million shares. On September 29, 2017, the Company entered into an amendment to the ATM Agreement with Wainwright to reflect a new registration statement on Form S-3 (File No. 333-220461) under which shares of the Company’s common stock may be sold under the ATM Program. On November 23, 2018, the Company entered into a second amendment of the ATM Agreement extending the agreement until the earlier of December 20, 2020, or the date that the ATM Agreement is terminated in accordance with the terms therein. On December 11, 2020, the Company entered into a third amendment of the ATM Agreement further extending the agreement so that it will remain in full force and effect until such time as the ATM Agreement is terminated in accordance with certain other terms therein or upon mutual agreement by the parties, and to reflect a new registration statement on Form S-3 (No. 333-249218).  On March 29, 2023, the Company filed a Prospectus Supplement increasing the total amount available to be sold under the ATM to $10.0 million in addition to the amounts previously sold.

Under the ATM, the common stock is distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary between purchasers and during the period of distribution. Further, on March 29, 2023, the Company entered into a fourth amendment of the ATM Agreement which provides that Wainwright will be entitled to compensation for its services at a commission rate of up to 3.0% of the gross sales price per share of common stock sold under the ATM Agreement.

During the three months ended March 31, 2023, the Company sold an aggregate of 2,749,976 shares of common stock under the ATM Program at an average price of $0.27 per share of common stock for net proceeds, after commissions and fees, of approximately $701,000. Approximately $23,000 of deferred ATM Program costs were amortized during the quarter, and at March 31, 2023, there was a remaining balance of $21,000 of the current portion of deferred ATM Program costs, recorded in “Prepaid expenses and other assets” on the Consolidated Balance Sheet (see Note 6).

During the three months ended March 31, 2022, the Company did not sell shares of common stock under the ATM Program. At March 31, 2022, there was a remaining balance of $70,000 of deferred ATM Program costs, recorded in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheets.

As of March 31, 2023, there is approximately $10.0 million remaining available for issuance under the ATM Program based on a prospectus supplement filed with SEC on March 29, 2023.

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

Restricted Stock Grants

The following table summarizes the status and activity of the Company’s restricted stock grants issued under the Equity Plan at March 31, 2023, and the changes during the three months then ended:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
Restricted Stock Grants	Shares	Per Share
Outstanding at beginning of period	495,002	$0.44
Granted during the period	—	—
Restrictions lifted during the period	(33,335)	0.45
Forfeited during the period	—	—
Outstanding at end of period	461,667	$0.44

For the three months ended March 31, 2023, the Company recognized approximately $33,000 of stock compensation expense related to the restricted stock grants and restrictions were lifted on the normal vesting of 33,335 shares granted to two employees in prior years.

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

The following table summarizes the status of the RSU grants issued to Directors of the Company under the Equity Plan, including awards to nonemployee directors under the Deferred Compensation Plan, at March 31, 2023, and the changes during the three months then ended:

Weighted
Average
Grant Date
	Number of	Fair Value
Restricted Stock Units	Shares	Per Share
Outstanding at beginning of period	5,710,038	$0.60
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at end of period	5,710,038	$0.60

For the three months ended March 31, 2023, the Company recognized approximately $117,000 of stock compensation expense related to the restricted stock units.

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

The Company intends to settle all the KELTIP Units in common stock of the Company, an option that the Board of Directors holds in its sole discretion so long as sufficient shares remain available under the Equity Plan. As a result, all outstanding KELTIP Units are recorded in equity at March 31, 2023, and December 31, 2022.

During the three months ended March 31, 2023, the Company recognized approximately $39,000 of stock compensation expense related to the grants. There were 4,700,000 KELTIP Units outstanding at March 31, 2023, and December 31, 2022.

Common Stock Warrants

The following table summarizes the status of the Company’s common stock warrants at December 31, 2022, and March 31, 2023, and the changes during the three months then ended:

Weighted
	Number of	Average
	Underlying	Exercise Price
Common Stock Warrants	Shares	Per Share
Outstanding at December 31, 2022	9,803,846	$0.34
Granted during period	—	—
Exercised during period	—	—
Expired during period	—	—
Outstanding at March 31, 2023	9,803,846	$0.34

The warrants relate to prior registered offerings and private placements of the Company’s stock.

All outstanding warrants are recorded in equity at March 31, 2023, and December 31, 2022, following the guidance established by ASC Topic 815-40. The Company’s warrants allow for the potential settlement in cash if certain extraordinary events are affected by the Company, including a 50% or greater change of control in the Company’s common stock. Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these warrants.

17.	Sale of Metals and Related Costs

During the three months ended March 31, 2023, the Company sold gold and silver contained in doré bars related to the Rodeo operation and recorded revenue of approximately $4.2 million and related costs of approximately $4.0 million. The gold and silver contained in the doré bars were sold to one customer, a metals refinery located in the United States. Under the terms of the Company’s agreement with its customer, title passes, and revenue is recognized by the Company when the contractual performance obligations of the parties are completed, generally at the time a provisional or final payment is made. A provisional payment for approximately 95% of the contained gold and silver is made generally within 10-12 days after the product is shipped and customary sales documents are completed. A final payment is made within approximately 30 days following the date of shipment when final assays and refinery charges are agreed upon by the parties. A price for the gold and silver sold is set, based on current market prices, at the time a provisional or final payment is made. Refining and transport costs, deducted from the final payments made, are treated as third-party agent costs incurred by the Company in performing its obligations under the agreement with its customer after the transfer of control on provisional sales and are therefore netted against revenue on an accrual basis.

During the three months ended March 31, 2022, the Company sold gold and silver contained in doré bars related to the Rodeo operation and recorded revenue of approximately $7.5 million and related costs of approximately $4.3 million.

Costs related to the sale of metal products include direct and indirect costs incurred to mine, process and market the products.

18.	Interest and Other Income (Expense), Net

For the three months ended March 31, 2023, and 2022, the Company recognized a nominal amount of Interest and other income (expense), net.

19.	Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Quarter Ended March 31,
	2023	2022

	(in thousands)
Cash flows (used in) from operating activities:
Net loss	$(3,266)	$(316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99	65
Accretion of asset retirement obligation	73	69
Loss (gain) on trading securities	8	(25)
Gain on sale of assets	(4)	—
Stock-based compensation	189	149
Changes in operating assets and liabilities from continuing operations:
Increase in inventories, net	(88)	(331)
Increase in value added tax receivable, net	(878)	(185)
Decrease in prepaid expenses and other assets	123	23
Decrease in other long-term assets	101	54
Increase in accounts payable and other accrued liabilities	1,225	600
Decrease in deferred revenue	—	(374)
Decrease in other current liabilities	(233)	(96)
Decrease in reclamation liability	(6)	—
Decrease in other long-term liabilities	(22)	(108)
Net cash used in operating activities	$(2,679)	$(475)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Quarter Ended March 31,
	2023	2022

	(in thousands)
Supplemental disclosure:
Interest paid	$8	$—
Income taxes paid	$—	$310

Supplemental disclosure of non-cash transactions:
Deferred equity offering costs amortized	$23	$—
Shares withheld for accrued tax withholding	$—	$229

20.	Commitments and Contingencies

During April 2021, the Company became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”). The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”). The lawsuit was assigned to the Fifth Specialized Commercial District Court. In November 2022, the Company was formally served with the complaint in connection with the lawsuit and in December 2022 the Company filed its answer to the complaint. Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment. At the time the documentation was allegedly signed, Minera William was a subsidiary of ECU Silver Mining prior to the Company’s acquisition of ECU in September 2011. As a preemptive measure, Unifin has obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which has limited the Company’s and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates. Notwithstanding this action, the restrictions imposed on Minera William’s bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary. Likewise, the action does not impact the Company’s ability to continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico. However, because the Velardeña mine and processing plants are held by Minera William, any adverse outcome to the action may have a material impact on our ability to restart production at Velardeña. Unifin is seeking recovery for as much as US$12.5 million. The Company believes there is no basis for this claim. As such, the Company has not accrued an amount for this matter in its Condensed Consolidated Balance Sheets or Statements of Operations as of March 31, 2023. A preliminary hearing was initially scheduled to take place in April 2023 but has now been rescheduled to June 2023.

The Company also has certain purchase and lease commitments as set forth in the Company’s Form 10-K for the year ended December 31, 2022.

21.	Segment Information

The Company’s sole activity is the mining, construction and exploration of mineral properties containing precious metals. The Company’s reportable segments are based on the Company’s revenue-producing activities and cash-consuming activities. The Company reports two segments, one for its revenue-producing activities in Mexico, which includes both the Velardeña Properties and the Rodeo Property, and the other comprised of non-revenue-producing activities, including exploration, construction and general and administrative activities. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance.

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative	Pre-Tax (gain)		Capital
March 31, 2023	Revenue	to Sales	Amortization	Expense	loss	Total Assets	Expenditures
Mexico Operations	$4,217	$4,046	$94	$1,176	$1,174	$8,709	$—
Corporate, Exploration and Other	—	—	5	1,892	2,041	4,873	—
Consolidated	$4,217	$4,046	$99	$3,068	$3,215	$13,582	$—

Three Months Ended
March 31, 2022
Mexico Operations	$7,506	$4,322	$53	$1,819	$(1,683)	$9,405	$23
Corporate, Exploration and Other	—	—	12	1,772	1,914	14,232	1
Consolidated	$7,506	$4,322	$65	$3,591	$231	$23,637	$24

22.	Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services, Lease of Equipment:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient. Sentient, through the Sentient executive funds, holds approximately

22% of the Company’s 170.3 million shares of issued and outstanding common stock. The administrative services are provided locally in Mexico by the administrative staff in the Company’s Mexico office. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. The Company also leases, from time to time, certain nonessential mining equipment to Minera Indé. Amounts received under the arrangement reduce costs incurred for exploration. The Company’s Board of Directors and Audit Committee approved the agreement. For the three months ended March 31, 2023, and 2022, the Company charged Minera Indé approximately $72,000 and $45,000, respectively, for services and the use of equipment, offsetting costs that are recorded in “Exploration expense” in the Condensed Consolidated Statements of Operations.

23.	Subsequent Events

At the Market Offering Agreement

Subsequent to March 31, 2023, the Company sold an aggregate of 4,636,368 shares of common stock under the ATM Program at an average price of $0.24 per share of common stock for net proceeds, after commissions and fees, of approximately $1.1 million.

Concentrate Sales

Subsequent to March 31, 2023, the Company sold gold-rich pyrite concentrates from the Velardeña property which was produced from ore that had been mined during 2022 and including concentrates that had been produced from test mining in 2021 as a part of the test mining completed while the Company was contemplating the re-opening of the Velardeña Properties. Three shipments have been completed which generated approximately $1.1 million of cash receipts for 90% of the value of metal in the concentrate. See the MD&A section for Velardeña Operations.

Trigusa Mining Agreement

On May 1, 2023, the Company provided Trigusa with a notice of contract termination, subject to a 15-day notice period (see Note 10). Trigusa agreed to continue to provide loading services for low grade material should we choose to haul to Plant 2 post termination.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law. During the three months ended March 31, 2023, our principal source of revenue was from the sale of gold and silver from our Rodeo Property in Durango, Mexico. We incurred net operating losses for the three months ended March 31, 2023, and 2022.

Mining operations at the Rodeo Property will conclude in the second quarter of 2023, and we are engaged in further studies of a potential restart plan for Velardeña. We also continue to evaluate and search for mining opportunities in North America (including Mexico) with near-term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties. We are also focused on advancing our Yoquivo exploration property in Mexico, and through the Earn-In Agreement with Barrick, our El Quevar exploration property in Argentina. We are advancing additional selected properties in our portfolio of approximately 12 properties, located in Mexico, Nevada and Argentina. We are reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 22, 2023.

2023 Highlights

Rodeo Property

From inception in January 2021, through the end of the first quarter of 2023, we have produced 28,461 ounces of gold and 114,642 ounces of silver from Rodeo. Cash costs per payable gold ounce, net of silver by-product credits have averaged $1,185 during that period.

Mill throughput averaged 603 tonnes per day in the three months ended March 31, 2023. We expect to cease mining activities at Rodeo during the second quarter of 2023. Depending on the gold price and operating costs, Rodeo may be able to continue processing stockpiled lower grade material for the latter six months of 2023 or more at higher throughput but with significantly lower recovered ounces of Au and Ag and at higher unit costs. However, due to the high level of uncertainty associated with that potential, it is not included in our current forecast.

The table below sets forth the key processing and sales statistics for the Rodeo operation for the three months ended March 31, 2023:

Rodeo Operations Statistics
(in thousands except per unit amounts)

Three Months Ended
March 31, 2023
Tonnes mined (1)	154,371
Tonnes in stockpiles awaiting processing (2)	18,467
Tonnes in low grade stockpiles (3)	133,349
Tonnes processed	54,272
Average tonnes per day processed	603

Average gold grade processed (grams per tonne)	1.6
Average silver grade processed (grams per tonne)	9.0

Plant recovery - gold (%)	72.6
Plant recovery - silver (%)	75.5

Payable gold produced in doré (ounces)	2,081
Payable silver produced in doré (ounces)	11,535
Payable gold equivalent produced in doré (ounces) (4)	2,219

Gold sold in doré (ounces)	2,112
Silver sold in doré (ounces)	11,369
Gold equivalent sold in doré (ounces) (4)	2,248

Average realized price, before refining and selling costs
Gold (dollar per ounce)	$ 1,891.24
Silver (dollar per ounce)	$ 22.60

(1) Includes all mined material transported to the plant, stockpiled or designated as waste
(2) Includes mined material stockpiled at the mine or transported to the plant awaiting processing in the plant
(3) Material grading between 1.6 g/t (current cutoff grade) and 1 g/t Au held for possible future processing
(4) Gold equivalents based on realized $ Au and $ Ag price

The following table highlights additional non-GAAP cost and revenue statistics related to the Rodeo operations:

Three Months Ended March 31, 2023
Total cash operating costs	$4,057
Treatment and refining costs	116
Silver by-product credits	(257)
Total cash costs, net of by-product credits	$3,916

Cash cost per unit
Payable gold ounces produced in doré	2,081
Total cash operating costs	$1,949
Treatment and refining charges	56
Silver by-product credits	(123)
Total cash costs, net of by-product credits, per payable gold ounce (1)	$1,882

Tonnes processed in plant	54,272
Total cash operating costs per tonne processed	$75

(1) Cash costs, net of by-product credits, per payable ounce of gold is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation to the GAAP financial measure.

Total cash operating costs for the three months ended March 31, 2023, as depicted in the table above, include all production costs during the period, including mining, milling and general and administrative costs related to mined material including full administrative costs in Mexico that are not categorized as exploration or Velardeña C&M.

Total operating margin for the three months ended March 31, 2023, was $0.2 million on sales of metal of $4.2 million offset by cost of metal sold of $4.0 million.

For the full year 2023, we are estimating that we will process between 92,000 and 95,000 tonnes in the oxide plant, or approximately 600 tonnes per day, with payable extraction for 2023 of approximately 4,000 to 4,200 ounces of gold and 22,000 to 25,000 ounces of silver. Average grades for 2023 are estimated to be approximately 1.9 grams per tonne for gold and 10.3 grams per tonne for silver, lower than grades achieved in 2022, but as anticipated in the mine plan for 2023. Mill recoveries are expected to continue during the remaining life of mine near current rates of between 70 and 75 percent for gold and 75 to 80 percent for silver.  Projected operating margins through the second quarter of 2023 at Rodeo are expected to be positive, however there are uncertainties in the actual head grade that will be delivered to the process plant as we come to the end of our anticipated life of mine plan.

The estimates detailed above for 2023 were derived using the actual results of operations achieved during 2022 and a projection of the mine plan, grades, plant throughput, and recoveries for 2023. Actual future results from mining at Rodeo may vary significantly based upon, among other things, unanticipated variations in grade, unexpected challenges associated with our proposed mining plan, volatility in commodity prices, variations in expected recoveries, increases in projected operating costs, working capital or capital costs or interruptions in mining. See “Risk Factors – Risk Factors related to our Mining and Processing Activities” as described in our Form 10-K for the period ended December 31, 2022.

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

“Cost of metals sold”, reported as a separate line item in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2023, is the most comparable financial measure, calculated in accordance with GAAP, to “Total cash costs, net of by-product credits”. “Cost of metals sold”, includes adjustments for changes in inventory and excludes third-party related treatment and refining costs, which are reported as part of revenue in accordance with GAAP. The following table presents a reconciliation for the three months ended March 31, 2023, between the non-GAAP measure of “Total cash cost, net of by-product credits” to the most directly comparable GAAP measure, “Cost of metals sold”.

Reconciliation of Cash Costs to Cost of Metals Sold

Reconciliation of Costs of Metals Sold (GAAP) to Total Cash Costs, net of By-product Credits (Non-GAAP)
Three Months Ended
March 31, 2023
Total cash costs, net of by-product credits	$3,916

Reconciliation to GAAP measure:
Treatment and refining costs	$(116)
Silver by-product credits	257
Write down of inventories to net realizable value	(28)
Change in inventory (excluding depreciation, depletion and amortization)	17
Cost of metals sold	$4,046

Velardeña Properties

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

In June 2021, we began limited-scale mining activities at our Velardeña underground mine to obtain further bulk samples for use in final optimization of the bio-oxidation (BIOX™) plant design and for use in additional flotation separation studies (BIOX is a trademark of Metso-Outotec for its proprietary bio-oxidation process.). Test results using the BIOX pre-treatment oxidation process supported the use of the technology in future processing at Velardeña. In March 2022 we filed an updated PEA Technical Report Summary and NI 43-101 Technical Report supporting a possible economic operation at Velardeña using the optimized flotation parameters, BIOX treatment of pyrite concentrates and employing resue mining techniques to control dilution. In May 2022 we began additional test-mining activities with a new mining contractor to evaluate productivity and dilution of resue mining on the principal veins accessible from the San Mateo decline in part to validate the PEA assumptions. The results of the test mining met expected productivity metrics but did not meet anticipated dilution metrics on some of the veins mined. We initiated ore-sorting studies to limit the negative effects of the excess dilution. Initial results of these tests were positive, and we continue to work on incorporating these results in our mine planning.

In late 2022, a tailing storage facility expansion project was initiated to provide storage volume for the remainder of the Rodeo mine life. The project is expected to be completed in May 2023. A total of $2.6 million was expended for this project of which $0.5 million was expended in 2023.

In early 2023, the terms for the sale of our gold-rich pyrite concentrates improved significantly over previously-available terms.  We believe that the recently improved terms allow us to consider moving forward with the re-opening of the Velardeña Properties’ mines without the need to build the BIOX plant, as previously contemplated. Internal cash flow models using the new concentrate sales terms now yield results only slightly less attractive than models using BIOX treatment; however, the new models require very low capital investment and so are much less risky to implement.  We are now evaluating plans to restart production at Velardeña as soon as the third quarter 2023 without the need for the BIOX facility.

In March 2023, we restarted our flotation plant (Plant I) to process 3,000 tonnes of mineralized material that had been stockpiled during the test mining in 2022.  Under the new concentrate sales terms, subsequent to March 31, 2023, 342 tonnes of gold-pyrite concentrate and 40 tonnes of silver-lead concentrate have been sold under an offtake agreement. The three shipments that have been completed subsequent to March 31, 2023 generated cash receipts of approximately $1.1 million.  There is one remaining shipment of approximately similar tonnages to each of the previous three that is expected to be completed during May 2023.  These successful sales of concentrates on the improved terms have caused us to shift our efforts towards a restart of Velardeña without the requirement of constructing and using the BIOX technology. An internally-prepared updated forecast assuming gold and silver prices of $1,900 and $22.50 per ounce, respectively, indicates that Velardeña can generate a positive operating margin within one month of restarting operations.  We have included cash flow from Velardeña production in our updated liquidity forecast for the next twelve months ending March 31, 2024, which include the concentrate sales discussed above along with future cash flow from positive operating margin assuming Velardeña operations restart in July 2023.

Yoquivo

During 2022, we completed payments required under the two option agreements and now hold 100% ownership of the concessions subject to royalty interests between 2 and 3 percent NSR payable on production to third parties and capped at $2.8M in the aggregate.

With an effective date of February 24, 2023, an initial mineral resource estimate was completed for Yoquivo that estimates an inferred mineral resource of 937,000 tonnes at 570 g/t Ag eq (equivalent ounces are calculated using prices of $1,840/oz Au and $24.00/oz Ag) on five veins that had enough drill density to support mineral resources.  Further information regarding this initial mineral resource estimate is included in our Annual Report on Form 10-K for the year ended December 31, 2022.  Numerous other veins on the property have yet to be drilled sufficiently to allow estimation of additional resources.

Since 2020, exploration and delineation drilling of 16,565 meters in 70 holes has advanced the project to this stage.  The Company plans to continue drilling with the goal of expanding the resource as funding allows.

El Quevar

In April 2020, we entered into the Earn-in Agreement with Barrick, pursuant to which Barrick has acquired an option to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina (the “Option”). For a description of the Earn-In Agreement, see “Our Material Mining Properties - El Quevar” in our Annual Report Form 10-K for the year ended December 31, 2022. During the earn-in period, in addition to required exploration spending, Barrick will fund the holding costs of the property, which will qualify as work expenditures. Barrick will reimburse us for expenses related to maintaining the exploration camp, which will initially be run by us under a service agreement, and which will also qualify as work expenditures. Barrick met the minimum $1.0 million in work expenditures required by the Earn-in Agreement in September 2021. If Barrick elects to terminate the Earn-In Agreement, we will become responsible for future holding costs and exploration spending related to the property.  At this time, the Company expects Barrick will continue its exploration program with additional geophysical studies followed by additional drilling.

Sarita Este / Desierto

In December 2019, we entered into an option agreement with Cascadero Minerals Corporation (“Cascadero”) to acquire a 51% interest in the gold/copper Sarita Este concession, located in the northwest portion of the Province of Salta, Argentina, adjacent to the Taca Taca project owned by First Quantum Minerals. The option agreement calls for us to spend a total of $2.5 million over four years including a minimum of 2,000 meters of drilling. We have exceeded the drilling requirement and have spent approximately $3.0 million since entering into the agreement in December 2019.  We have notified Cascadero of our intention to proceed with the joint venture as 51% owners of the concession. Completion of the joint venture documents and formation of the joint venture company are in progress.

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

The Desierto concessions (Desierto 1 and 2) which are adjacent to and south of the Sarita Este concession are subject to an option agreement with a third-party partial owner and a proposed joint venture agreement also between the Company and Cascadero. The Desierto 1 concession is the object of a legal dispute between the Company and the Salta Ministry of Mines in which the Company is disputing the cancellation of the concession by the province.  The dispute is expected to be resolved by mid-year 2023.

Santa Maria

In December 2020, we entered into a definitive option agreement to sell our interest in the Santa Maria properties to Fabled.   Pursuant to the Option Agreement, during the Exercise Period, Fabled was obligated to pay to each of the owners of the Concessions (the “Owners”) any remaining required payments due to the Owners pursuant to the various underlying option agreements between the Owners and the Company, and to make all payments and perform all other requirements needed to maintain the Concessions in good standing. Fabled did not make the payment due on January 31, 2023, and we issued a notice of default under the Option agreement. Fabled did not cure the default as required within 5 days; therefore, we have taken back the property as allowed under the Option agreement.

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three months ended March 31, 2023, to the three months ended March 31, 2022.

Three Months Ended March 31, 2023

Revenue from the sale of metals. We recorded $4.2 million in revenue from doré sales for the three months ended March 31, 2023, and $7.5 million for the three months ended March 31, 2022. Lower revenue in 2023 resulted from 1,659 fewer gold equivalent ounces sold combined with a slightly higher realized price of $1,891 per ounce for the three months ended March 31, 2023, compared to $1,888 per ounce for the three months ended March 31, 2022.  Fewer gold ounces were sold in the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to the lower grade of material processed.

Cost of metals sold. For the three months ended March 31, 2023, and 2022, we recorded $4.0 million and $4.3 million of cost of metals sold, respectively.

Exploration expense. Our exploration expense, including property holding costs and allocated administrative expenses, totaled $1.3 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively. The lower exploration expense for 2023 is primarily related to costs required to increase the capacity of the tailings facility at Velardeña.

Velardeña care and maintenance costs. We recorded $0.2 million and $0.5 million for the three-month periods ended March 31, 2023, and 2022, for expenses related to care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.

El Quevar project expense. We incurred $0.2 million and $0.1 million for the three-month periods ended March 31, 2023, and 2022, respectively, related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. During each of the three months ended March 31, 2023, and 2022, approximately $0.0 million and $0.2 million respectively of costs actually incurred were offset by reimbursements from Barrick as discussed above.

Administrative expense. Administrative expenses totaled $1.3 million for each of the three months ended March 31, 2023, and 2022. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Rodeo Property, Velardeña Properties, El Quevar project and our exploration portfolio.

Stock-based compensation. During each of the three months ended March 31, 2023, and 2022, we incurred approximately $0.2 million of expense related to stock-based compensation. Stock-based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the three months ended March 31, 2023, and 2022, we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties and environmental liabilities associated with the Rodeo operation.

Other operating income (expense), net. We recorded $0.0 million of other operating income for the three months ended March 31, 2023.  For the three months ended March 31, 2022, we recorded $0.4 million of other operating income primarily related to the amortization of deferred income related to the option agreement for the sale of the Santa Maria property described in our 10-K report for the year ended December 31, 2022.

Depreciation, depletion and amortization. During each of the three months ended March 31, 2023, and 2022, we incurred depreciation, depletion and amortization expense of approximately $0.1 million.

Interest and other expense, net. We recorded a nominal amount of interest and other expense, net for each of the three months ended March 31, 2023, and 2022.

Gain (Loss) on foreign currency losses. During each of the three months ended March 31, 2023, and 2022, we recorded a nominal amount of foreign exchange gains. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary transactions incurred by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded a $51,000 tax expense for the three months ended March 31, 2023. We recorded a $85,000 tax expense for the three months ended March 31, 2022.

Liquidity, Capital Resources and Going Concern

2023 Liquidity Forecast and Going Concern Qualification

Our forecasted expenditures during the 12 months ending March 31, 2024, excluding Rodeo and Velardeña cost of metals sold which is included in our forecast of net operating margin discussed below, total approximately $7.6 million. These forecasted expenditures include: (i) exploration expenses of $2.1 million, (ii) Velardeña care and maintenance costs of $0.3 million, (iii) El Quevar spending (net of Barrick reimbursements) of $0.3 million and (iv) general and administrative expenses, including general and administrative expenses in Mexico of $4.9 million. The actual amount of cash expenditures that we incur during the twelve-month period ending March 31, 2024 may vary significantly from the amounts specified above and will depend on a number of factors, including variations in the anticipated administrative costs, care and maintenance costs at the Velardeña Properties or at El Quevar, and costs for continued exploration, project assessment, and advancement of our other exploration properties.

We do not currently have sufficient resources to meet our expected cash needs during the twelve months ended March 31, 2024.  At March 31, 2023, we had cash resources of approximately $2.0 million.  The forecasted net operating margin from the Rodeo Property during the twelve-month period is expected to be between $0.0 million $0.5 million.  The forecasted net operating margin from the Velardeña Property during the twelve-month period is expected to be between $5.0 million and $5.5 million (see MD&A 2023 Highlights for Velardeña).  Net operating margin is defined as revenue from the sale of metals less the cost of metals sold. Our estimate for Rodeo assumes gold prices per ounce during the period of between $1,950 and $1,990 and silver prices per ounce of $25.00.  Our estimate for Velardeña assumes gold prices average $1,900 per ounce and silver prices average $22.50 per ounce. The actual amount that we receive in net operating margin from both Rodeo and Velardeña during the period may vary significantly from the amounts specified above due to, among other things: (i) unanticipated variations in grade, (ii) unexpected challenges associated with our proposed mining plans, (iii) decreases in commodity prices or the prices paid by our concentrate purchasers below those used in calculating the estimates shown above, (iv) variations in expected recoveries, (v) increases in operating costs above those used in calculating the estimates shown above, or (vi) interruptions in mining. Moreover, because the restart of production at Velardeña is still being evaluated, there is a risk that our board of directors may decide not to restart production at this time.  In that event, we will require further additional capital than the estimates described below.

There is no assurance that we will be successful in collecting the anticipated cash receipts described above.  Specifically, the anticipated net operating margin from the Velardeña Properties is not based on the results of a full feasibility study.  While we believe our internal estimates are realistic, the lack of a full feasibility study may increase the uncertainty associated with our estimates.  In addition, we expect to collect approximately $1.5 million in VAT accounts receivable from the Mexican government; however, it is possible that those amounts may be delayed. At April 30, 2023, our aggregate cash and cash equivalents totaled approximately $2.0 million.  In order to cover forecasted expenditures, we need to raise additional cash in the near-term, whether through the sale of non-core assets or equity financing, including the use of our ATM program. In the absence of sufficient asset sales, equity financing or other external funding the Company’s cash balance is expected to be depleted near the end of the second quarter of 2023.  In that event, the Company may be forced to liquidate its business.

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

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this first quarter 2023 10-Q is dependent upon its ability to generate sufficient cash flow from operations, collect VAT receivable from the Mexican government, reduce expenses, sell non-core assets, and raise sufficient funds through the ATM program and other equity sources. There can be no assurance the Company will be successful in generating sufficient funds from these sources to maintain liquidity throughout the twelve-month period. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of this first quarter 2023 10-Q. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should the Company not continue as a going concern.

2023 Liquidity Discussion

At March 31, 2023, our aggregate cash and cash equivalents totaled $2.0 million, compared to the $4.0 million in similar assets held at December 31, 2022. The March 31, 2023 decrease is the result of the following expenditures and cash inflows for the three months ended March 31, 2023. Expenditures totaled $3.0 million from the following:

●	$1.3 million in exploration expenditures;

●	$0.2 million in care and maintenance costs at the Velardeña Properties;

●	$0.2 million in exploration and evaluation activities, care and maintenance and property holding costs at the El Quevar project, net of reimbursements from Barrick; and

●	$1.3 million in general and administrative expenses;

The above expenditures were offset by cash inflows of $1.0 million from the following:

●	$0.2 million of net operating margin from the Rodeo operation (defined as revenue from the sale of metals less the cost of metals sold);

●	$0.7 million, net of fees from the ATM Program (as further described in Note 16); and

●	$0.1 million related to other items.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during 2023 that would affect the Company or have a material impact on its consolidated financial position or results of operations.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments relating to: (i) the Rodeo mine, including the anticipated end of production in the second quarter of 2023,  payable extraction, anticipated grades, recoveries, estimated unit costs and net operating margin for 2023; (ii) our plans for restart of mining activities at Velardeña, including our expectations regarding future commodity prices and concentrate sales terms, the results of our internal cash flow forecast, and our expectation regarding the timing for restart; (iii) our plans regarding further advancement of the El Quevar project and reimbursements paid by Barrick under the Earn-in Agreement, to fund the El Quevar project; (iv) information regarding the Yoquivo property, including the estimates included in our initial mineral resource study, our future evaluation and drilling plans, information gained from drilling activities, and exploration activities; (v) our plans to defend ourself against claims by Unifin; (vi) expectations pertaining to the recovery of VAT refunds from the Mexican government; (vii) projected revenue and spending for the twelve months ending March 31, 2024; and (viii) statements concerning our financial condition, business strategies and business and legal risks.

The use of any of the words “anticipate,” “continues,” “likely,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “could,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

●	Timing duration and overall impact of the COVID-19 pandemic, including potential future suspension of activities at Rodeo or the Velardeña Properties in the event of future orders of the Mexican Federal Government;

●	Deviations from the projected timing, amount of estimated production and projected costs at Rodeo due to unanticipated variations in grade, unexpected challenges associated with our proposed mining plan, volatility in commodity prices, variations in expected recoveries, increases in projected operating costs, working capital, capital costs or delays in commencement of or interruptions in production;

●	Unanticipated difficulties in any potential restart of production activities at the Velardeña Properties;

●	Higher than anticipated care and maintenance costs at the Velardeña Properties in Mexico or at El Quevar in Argentina;

●	Risks related to the El Quevar project in Argentina, including unfavorable results from our evaluation activities and whether the option with respect to the El Quevar project is exercised pursuant to the terms of the Earn-in Agreement;

●	Decreases in silver and gold prices;

●	Whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of volatility in silver and gold prices or unfavorable exploration results;

●	Unfavorable results from exploration at the Yoquivo, Sarita Este, Sand Canyon or other exploration properties and whether we will be able to advance these or other exploration properties;

●	The Rodeo project, including potential inaccuracies in our assumptions and projections contained in the Rodeo PEA (including life of mine and production expectations), and our plans for further exploration drilling;

●	Variations in the nature, quality and quantity of any mineral deposits that are or may be located at the Velardeña Properties or our exploration properties, changes in interpretations of geological information, unfavorable results of metallurgical and other tests, and the timing and scope of our further evaluation activities at the Velardeña Properties;

●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;

●	Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;

●	Economic and political events negatively affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;

●	Political and economic instability in Mexico, Argentina, and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;

●	Volatility in the market price of our common stock; and

●	The factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first three months of 2023, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During April 2021, we became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”). The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”). The lawsuit was assigned to the Fifth Specialized Commercial District Court. In November 2022, the Company was formally served with the complaint in connection with the lawsuit and in December 2022 the Company filed its answer to the complaint. Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment. At the time the documentation was allegedly signed, Minera William was a subsidiary of ECU Silver Mining prior to the Company’s acquisition of ECU in September 2011. As a preemptive measure, Unifin has obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which has limited the Company’s and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates. Notwithstanding this action, the restrictions imposed on Minera William’s bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary. Likewise, the action does not impact the Company’s ability to continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico. However, because the Velardeña mine and processing plants are held by Minera William, any adverse outcome to the action may have a material impact on our ability to restart production at Velardeña. Unifin is seeking recovery for as much as US$12.5 million. The Company believes there is no basis for this claim. As such, the Company has not accrued an amount for this matter in its Condensed Consolidated Balance Sheets or Statements of Operations as of March 31, 2023. A preliminary hearing was initially scheduled to take place in April 2023 but has now been rescheduled to June 2023.

Item 1A.	Risk Factors

Other than the risk factors set out below, the risk factors for the three months ended March 31, 2023, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

We may not collect refunds of value added tax (“VAT”) in Mexico on the schedule we anticipate or at all.

We do not currently have sufficient resources to meet our expected cash needs during the twelve months ended March 31, 2024.  As of March 31, 2023, we have recorded approximately $2.3 million in receivables from the Mexican government related to value added tax paid in Mexico.  While we expect to recover approximately $1.5 million of that amount during the twelve months ended March 31, 2024, there is no certainty that it will be collected on a timely basis or at all.  To the extent that we have forecast the collection of the VAT receivable in our cash forecast for the period, any delay in receiving payment of the VAT receivable will exacerbate our liquidity challenges and require further additional funding in order for us to continue as a going concern.

Recent amendments to the Mexican mining law may have an adverse impact on our operations in Mexico.

A significant portion of our properties are located in Mexico, including the Rodeo property and the Velardeña property.  In April 2023, the government of Mexico adopted a series of changes to the law governing mining operations in the country.  Under the new mining law, among other changes, the maximum length of new mining concessions has been reduced from 50 to 30 years, the ability to obtain water extraction permits has been somewhat constrained, and a new mining profit tax has been established for the benefit of local communities.  Government authorities will also be permitted to cancel concessions if no work has been done on them within two years.  The full impact of the mining law reform is uncertain and may be subject to legal challenges in Mexico.  However, we currently anticipate that the changes to the mining law will make it somewhat more difficult, time-consuming and expensive to conduct exploration activities in Mexico, as it will make it more challenging to obtain, maintain and develop mining concessions.  We do not currently expect that the mining law reform will materially impede our current development plans at Velardeña, however, there is no assurance that mining laws in Mexico will not be further modified in the future.  Moreover, to the extent that investors perceive Mexico as being less attractive to mining investment, it may be more difficult and expensive for us to satisfy our future capital needs.

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

GOLDEN MINERALS COMPANY

Date:	May 10, 2023	By:	/s/ Warren M. Rehn
Warren M. Rehn
President and Chief Executive Officer

Date:	May 10, 2023	By:	/s/ Julie Z. Weedman
Julie Z. Weedman
Senior Vice President and Chief Financial Officer