Form 10-Q
period 2023-06-30
Golden Minerals Co
filed 2023-08-09
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023.

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

At August 7, 2023, 8,573,252 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	June 30,	December 31,
	2023	2022

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 5)	$3,393	$3,972
Short-term investments (Note 5)	11	20
Inventories, net (Note 7)	1,275	1,371
Value added tax receivable, net (Note 8)	2,916	1,465
Prepaid expenses and other assets (Note 6)	1,034	1,142
Total current assets	8,629	7,970
Property, plant and equipment, net (Note 9)	6,154	6,416
Investments (Note 5)	225	225
Other long-term assets (Note 10)	184	333
Total assets	$15,192	$14,944

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 11)	$4,948	$3,716
Other current liabilities (Note 13)	441	633
Total current liabilities	5,389	4,349
Asset retirement and reclamation liabilities (Note 12)	4,126	3,993
Other long-term liabilities (Note 13)	69	122
Total liabilities	9,584	8,464

Commitments and contingencies (Note 20)

Equity (Note 16)
Common stock, $.01 par value, 28,000,000 shares authorized; 7,935,665 and 6,836,735 shares issued and outstanding, respectively (1)	79	68
Additional paid-in capital	548,243	544,372
Accumulated deficit	(542,714)	(537,960)
Shareholders’ equity	5,608	6,480
Total liabilities and equity	$15,192	$14,944

(1) Reflects the one-for-25 reverse stock split that became effective June 9, 2023. Refer to Note 1, “Basis of Preparation of Financial Statements and Nature of Operations.”

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands except per share data)		(in thousands, except per share data)
Revenue:
Sale of metals (Note 17)	$4,973	$5,926	$9,190	$13,432
Total revenue	4,973	5,926	9,190	13,432
Costs and expenses:
Cost of metals sold (exclusive of depreciation shown below) (Note 17)	(3,859)	(4,639)	(7,905)	(8,961)
Exploration expense	(833)	(2,799)	(2,172)	(4,662)
El Quevar project expense	(166)	(177)	(317)	(294)
Velardeña care and maintenance costs	(348)	(134)	(595)	(473)
Administrative expense	(1,216)	(1,275)	(2,547)	(2,548)
Stock-based compensation	(43)	(200)	(232)	(349)
Reclamation expense	(75)	(71)	(148)	(140)
Other operating income, net	81	502	104	890
Depreciation and amortization	(133)	(87)	(232)	(152)
Total costs and expenses	(6,592)	(8,880)	(14,044)	(16,689)
Loss from operations	(1,619)	(2,954)	(4,854)	(3,257)
Other income (expense):
Interest and other income (expense), net (Note 18)	(7)	(36)	(5)	(14)
Gain on foreign currency transactions	87	48	105	98
Total other income (expense)	80	12	100	84
Loss from operations before income taxes	(1,539)	(2,942)	(4,754)	(3,173)
Income taxes (Note 15)	51	129	—	44
Net loss	$(1,488)	$(2,813)	$(4,754)	$(3,129)
Net loss per common share - basic (1)	$(0.21)	$(0.42)	$(0.68)	$(0.47)
Weighted-average shares outstanding - basic (2)	7,115,363	6,642,487	7,003,110	6,590,814

(1) Reflects the one-for-25 reverse stock split that became effective June 9, 2023. Refer to Note 1, “Basis of Preparation of Financial Statements and Nature of Operations.”

(2) Potentially dilutive shares have not been included for loss periods because to do so would be anti-dilutive. Potentially dilutive shares at June 30, 2023, consist of 428,538 equivalent shares related to stock compensation and 2,457,329 equivalent shares related to warrants outstanding. Potentially dilutive shares at June 30, 2022, consist of 441,002 equivalent shares related to stock compensation and 392,154 equivalent shares related to warrants outstanding. See Note 16 for a discussion of stock-based compensation and warrants.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Cash flows used in operating activities:
Net cash used in operating activities (Note 19)	$(4,294)	$(3,632)
Cash flows from (used in) investing activities:
Proceeds from sale of assets	26	125
Acquisitions of property, plant and equipment	(5)	(27)
Net cash from investing activities	$21	$98
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,694	1,050
Common stock shares relinquished to pay taxes	—	(228)
Net cash from financing activities	$3,694	$822
Net decrease in cash and cash equivalents	(579)	(2,712)
Cash and cash equivalents, beginning of period	3,972	12,229
Cash and cash equivalents, end of period	$3,393	$9,517

See Note 19 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

			Additional
	Common Stock (1)		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

	(in thousands except share data)
Balance, December 31, 2021	6,538,566	$65	$542,081	$(527,961)	$14,185
Adjustment related to correction of immaterial error (Note 4)	—	—	—	(93)	(93)
Adjusted balance at January 1, 2022 (Restated)	6,538,566	65	542,081	(528,054)	14,092
Stock compensation accrued (Note 16)	—	—	149	—	149
KELTIP shares issued net of shares relinquished to cover withholding taxes (Note 16)	44,935	1	(230)	—	(229)
Net loss	—	—	—	(316)	(316)
Balance, March 31, 2022	6,583,501	$66	$542,000	$(528,370)	$13,696
Stock compensation accrued and restricted stock awards granted (Note 16)	20,000	—	200	—	200
Warrants exercised (Note 16)	120,000	1	1,049	—	1,050
Net loss	—	—	—	(2,813)	(2,813)
Balance, June 30, 2022	6,723,501	$67	$543,249	$(531,183)	$12,133

Balance, December 31, 2022	6,836,735	$68	$544,372	$(537,960)	$6,480
Stock compensation accrued (Note 16)	—	—	189	—	189
Shares issued under the at-the-market offering agreement, net (Note 16)	109,999	1	677	—	678
Net loss	—	—	—	(3,266)	(3,266)
Balance, March 31, 2023	6,946,734	$69	$545,238	$(541,226)	$4,081
Stock compensation accrued (Note 16)	—	—	43	—	43
Shares issued under the at-the-market offering agreement, net (Note 16)	198,931	2	1,115	—	1,117
Offering and private placement transaction (Note 16)	790,000	8	1,847	—	1,855
Net loss	—	—	—	(1,488)	(1,488)
Balance, June 30, 2023	7,935,665	$79	$548,243	$(542,714)	$5,608

(1) Reflects the one-for-25 reverse stock split that became effective June 9, 2023. Refer to Note 1, “Basis of Preparation of Financial Statements and Nature of Operations.”

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

(Unaudited)

1.	Basis of Preparation of Financial Statements and Nature of Operations

Golden Minerals Company (the “Company”, “we” “our” or “us”), a Delaware corporation, has prepared these unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements do not include all disclosures required by GAAP for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation. Certain prior period amounts may have been reclassified to conform to current classifications. Interim results are not necessarily indicative of results for a full year; accordingly, these interim condensed consolidated financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and filed with the SEC on March 22, 2023 the “2022 Annual Report”).

The Company is a mining company, holding a 100% interest in the Rodeo property in Durango State, Mexico (the “Rodeo Property”), a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in the state of Durango, Mexico (the “Velardeña Properties”), a 100% interest in the El Quevar advanced exploration property in the province of Salta, Argentina, which is subject to the terms of the “Earn-in Agreement” (see Note 9), and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Mexico, Argentina and Nevada. The Rodeo Property, the Velardeña Properties, the Yoquivo property and the El Quevar advanced exploration property are the Company’s only material properties.

We concluded mining operations at the Rodeo Property in June 2023, and we are engaged in planning for a restart of the Velardeña mine. We continue to evaluate and search for mining opportunities in North America (including Mexico) with near-term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties. We are also focused on advancing our Yoquivo exploration property in Mexico, and through the Earn-In Agreement with Barrick, our El Quevar advanced exploration property in Argentina. We are advancing additional selected properties in our portfolio of approximately 12 properties, located in Mexico, Nevada and Argentina. We are reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

The Company is considered an exploration stage issuer under the criteria set forth by the SEC under Subpart 1300 of Regulation S-K (“S-K 1300”) as the Company has not yet demonstrated the existence of mineral reserves at any of the Company’s properties. As a result, and in accordance with GAAP for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred. As such, the Company’s financial statements may not be comparable to the financial statements of mining companies that have proven and probable mineral reserves. Such companies would typically capitalize certain development costs including infrastructure development and mining activities to access the ore. The capitalized costs would be amortized on a units-of-production basis as reserves are mined. The amortized costs are typically allocated to inventory and eventually to cost of sales as the inventories are sold. As the Company does not have proven and probable mineral reserves, substantially all expenditures at the Company’s Rodeo Property and the Velardeña Properties for mine construction activity, as well as operating costs associated with the mill facilities, and for items that do not have a readily identifiable market value apart from the mineralized material, have been expensed as incurred. Such costs are charged to cost of metals sold or project expense during the period depending on the nature of the costs. Certain costs may be reflected in inventories prior to the sale of the product. The Company cannot be certain that any deposits at any of its properties will ever be confirmed or converted into S-K 1300 compliant “reserves.”

Reverse Stock Split

On May 26, 2023, the Company’s Board of Directors approved a reverse stock split (the “Reverse Stock Split”) of the common stock, par value $0.01 per share, of the Company at a ratio of one-for-25 shares and a reduction in the total number of authorized shares of common stock of the Company from 350,000,000 shares to 28,000,000 shares (the “Authorized Shares Reduction”), each effective as of June 9, 2023. To effect the Reverse Stock Split and the Authorized

Shares Reduction, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on May 30, 2023.

As a result of the Reverse Stock Split, each 25 shares of common stock of the Company then-issued and outstanding automatically combined into one new share of common stock, with no change in par value per share. No fractional shares of common stock were issued as a result of the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share of common stock. The common stock of the Company commenced trading on a split-adjusted basis at the open of trading on June 9, 2023.

In addition, proportionate adjustments were made to the number of shares issuable upon the exercise or vesting of all outstanding warrants and restricted stock units, resulting in a proportional decrease in the number of shares of common stock reserved for issuance upon exercise or vesting of such warrants and restricted stock units and the number of shares of common stock then reserved for issuance under the Company’s equity compensation plans, including the Company’s 2023 Equity Incentive Plan, which was reduced proportionately.

Accordingly, all share and per share data (including share and per share information related to share-based compensation and outstanding warrants), number of shares outstanding and other common stock equivalents for the periods presented in the accompanying interim condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

2.	Liquidity, Capital Resources and Going Concern

At June 30, 2023, we had current assets of $8.6 million, including cash and cash equivalents of approximately $3.4 million. On the same date, we had accounts payable and other current liabilities of $5.4 million. (At July 31, 2023, our aggregate cash and cash equivalents totaled approximately $2.8 million.)  Because we have ceased mining at the Rodeo mine, our only near-term opportunity to generate cash flow from mining to support continued operations is the Velardeña mine. Without additional near-term capital, which we are currently attempting to obtain, we will be forced to liquidate the Company’s business, potentially before the fourth quarter of 2023.

We are evaluating numerous alternatives for this additional capital. We are engaged in several discussions for the sale of assets. We have also held discussions with various financing parties with regard to equity and/or debt financing as well as streaming or royalty arrangements involving future production at Velardeña. And we are evaluating potential avenues to monetize some or all of our $2.9 million VAT receivable in Mexico.

We do not currently have sufficient resources to meet our expected cash needs during the twelve months ended June 30, 2024. At June 30, 2023, we had cash resources of approximately $3.4 million. The forecasted net operating margin from the Rodeo Property during the twelve-month period is expected to be between zero and negative $0.5 million as the mining operations have concluded and we are processing material from the stockpiles. There is no assurance that we will be successful in generating the anticipated operating margins described above. Specifically, the anticipated net operating margin from the Velardeña Properties is not based on the results of a full feasibility study. While we believe our internal estimates are realistic, the lack of a full feasibility study may increase the uncertainty associated with our estimates. In addition, we expect to collect approximately $1.5 million in value added tax “VAT” accounts receivable from the Mexican government; however, it is possible that those amounts may be delayed. At July 31, 2023, our aggregate cash and cash equivalents totaled approximately $2.8 million. In order to cover forecasted expenditures, we need to raise additional cash in the near term, whether through the sale of non-core assets or equity financing, including the use of our ATM program. In the absence of sufficient asset sales, equity financing or other funding sources, combined of between $3 million and $6 million, the Company’s cash balance is expected to be depleted during the third quarter of 2023. In that event, the Company may be forced to liquidate its business.

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

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this Quarterly Report on Form 10-Q is dependent upon its ability to generate sufficient cash flow from operations, collect VAT accounts receivable from the Mexican government, reduce expenses, sell non-core assets, and raise sufficient funds through the ATM program and other equity or external sources. In the absence of these events occurring the Company’s cash balance is expected to be depleted during the third quarter 2023. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of this Quarterly Report on Form 10-Q. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should the Company not continue as a going concern.

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

5.	Cash and Cash Equivalents and Investments

Cash and Cash Equivalents

Of the $3.4 million reported as “Cash and cash equivalents” on the Condensed Consolidated Balance Sheet at June 30, 2023, the Company had approximately $153,000 that was unavailable for use due to a court order freezing the bank accounts of one of the Company’s subsidiaries in Mexico related to a lawsuit, as further described in Note 20. The restrictions imposed on the subsidiary’s bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, or to continue with the Company’s plans for a Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico.

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

The following tables summarize the Company’s short-term investments:

		Estimated	Carrying
June 30, 2023	Cost	Fair Value	Value

	(in thousands)
Short-term investments:
Trading securities	$59	$11	$11
Total trading securities	59	11	11
Total short-term investments	$59	$11	$11

December 31, 2022
Short-term investments:
Trading securities	$59	$20	$20
Total trading securities	59	20	20
Total short-term investments	$59	$20	$20

Investment in Fabled

The short-term investments at June 30, 2023, and December 31, 2022 consist of 200,000 common shares of Fabled Silver Gold Corp. (“Fabled”) and 20,000 common shares of Fabled Copper Corp. Fabled is a junior mining company that entered into an option agreement with the Company to acquire the Company’s option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (see Note 9). The common shares were issued to the Company as partial consideration per the terms of the option agreement. The Fabled Copper Corp. shares were received in a spin-off of assets from Fabled that occurred on December 21, 2020, to which all existing shareholders of Fabled were entitled.

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

Investment in Golden Gryphon Explorations Inc.

Long-term investments at June 30, 2023 consist of approximately 1,500,000 shares of Golden Gryphon Explorations Inc. (“GGE”). In 2019, the Company entered into an earn-in agreement with GGE for the Sand Canyon project located in northwestern Nevada. In August 2022, pursuant to the second amendment to the earn-in agreement by which the earn-in period was extended an additional year, the Company purchased approximately 1,500,000 shares of GGE’s common stock for an aggregate purchase price of $225,000.

For a description of the earn-in agreement with GGE, see “Exploration Properties—Sand Canyon” in our 2022 Annual Report.

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

6.	Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2023	2022

	(in thousands)
Prepaid insurance	$453	$488
Current portion of deferred offering costs	—	45
Recoupable deposits and other	581	609
	$1,034	$1,142

The current portion of deferred offering costs is associated with the ATM Agreement (see Note 16).

Recoupable deposits and other at June 30, 2023 and December 31, 2022 includes a receivable from Barrick for reimbursement of costs of approximately $50,000 and $74,000, respectively, related to the Earn-in Agreement (see Note 9).

7.	Inventories

Inventories at the Velardeña Properties were as follows:

	June 30,	December 31,
	2023	2022

	(in thousands)
Doré inventory	$443	$230
In-process inventory	406	572
Material and supplies	426	569
	$1,275	$1,371

Doré and in-process inventories, recorded at book value, include approximately $21,000 and $28,000 of capitalized depreciation and amortization at June 30, 2023 and December 31, 2022, respectively. Doré inventory at June 30, 2023 consists of 227 payable ounces of gold and 815 payable ounces of silver. Doré inventory at December 31, 2022 consists of 157 payable ounces of gold and 652 payable ounces of silver.

The materials and supplies inventories are primarily related to the Velardeña operation and are reduced by a $0.3 million obsolescence reserve at June 30, 2023 and December 31, 2022.

8.	Value Added Tax Receivable, Net

At June 30, 2023, the Company recorded a net VAT paid in Mexico of $2.9 million related to the Velardeña Properties and the Rodeo operation, as a recoverable asset, which appears in “Value added tax receivable, net” on the Condensed Consolidated Balance Sheets. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts receivable will be recovered within a one-year period. At June 30, 2023, the Company recorded approximately $950,000 of VAT payable as a reduction to the VAT receivable in Mexico. At December 31, 2022, the Company had recorded approximately $1.5 million of VAT receivable.

The Company has also paid VAT in other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

.

9.	Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	June 30,	December 31,
	2023	2022

	(in thousands)
Mineral properties	$9,353	$9,353
Exploration properties	2,418	2,418
Royalty properties	200	200
Buildings	3,808	3,808
Mining equipment and machinery	17,068	17,127
Other furniture and equipment	1,377	1,355
Asset retirement cost	1,157	1,157
	35,381	35,418
Less: Accumulated depreciation and amortization	(29,227)	(29,002)
	$6,154	$6,416

For the six months ended June 30, 2023 and 2022, the Company recognized approximately $232,000 and $152,000, respectively, of depreciation and amortization expense.

For the three months ended June 30, 2023 and 2022, the Company recognized approximately $133,000 and $87,000, respectively, of depreciation and amortization expense.

El Quevar Earn-In Agreement

On April 9, 2020, we entered into an earn-in agreement with Barrick (the “Earn-In Agreement”), pursuant to which Barrick has acquired an option to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina. As of December 31, 2021, Barrick had met the $1 million in work expenditures that would permit them to withdraw from the Earn-in Agreement. At June 30, 2023, Barrick has continued with exploration activities, per the terms of the Earn-in Agreement, at the Company’s El Quevar project located in the Salta Province of Argentina.

Sale of Santa Maria Property

On December 4, 2020, the Company and Fabled entered into an option agreement (the “Option Agreement”) under which Fabled would have acquired a 100% interest in the Santa Maria property by paying $4.5 million in cash over a period of several years. The Company recorded a $1.5 million payment it received from Fabled in December 2021 to “Deferred revenue” on the Consolidated Balance Sheets and amortized the amount to income over a one-year period. Upon receipt of each cash payment, the agreement imposed a performance obligation on the Company to provide Fabled an exclusive right to the Santa Maria Properties to conduct exploration and mining activities during the period from receipt of the payment until the due date of the next required payment. Accordingly, the Company has determined that its performance obligation for each option payment received is satisfied over time. The remaining unamortized balance of deferred revenue at June 30, 2023, and December 31, 2022, is zero.

On December 19, 2022, the Option Agreement was amended to reschedule the remaining $2.0 million payment into eight quarterly payments of $250,000 from January 31, 2023 through September 30, 2024. Fabled failed to make the payment due on January 31, 2023. In February 2023, the Company issued a notice of default under the Option Agreement to Fabled and the property has reverted to the Company as allowed under the terms of the Agreement. The carrying value of Santa Maria as of June 30, 2023, and December 31, 2022, is zero.

10.	Other Long-Term Assets

Other long-term assets consist of right of use assets and, at June 30, 2023 include approximately $184,000 related to certain office leases. The right of use assets at December 31, 2022 include approximately $263,000 related to certain office leases and $70,000 related to a mining equipment lease at our Rodeo Property.

In December 2020, the Company’s wholly owned subsidiary, Minera de Cordilleras S. de R.L. de C.V., entered into an agreement with Triturados del Guadiana, S.A. de C.V. (“Trigusa”), whereby Trigusa has carried out mining activities at the Rodeo Property. Per the terms of the mining agreement, Trigusa provided services for the 27-month period beginning in December 2020 and ended on March 31, 2023. The Company determined that the mining agreement contained an embedded lease, relating to the mining equipment provided by Trigusa, per the guidance of ASU 2016-02 and Topic 842. The Company did not elect the practical expedient permitting the combination of lease and non-lease components of the mining agreement. The Company recorded a right of use asset and a lease liability of approximately $420,000 based on the net present value of the future lease payments discounted at 7.0%, which represented the Company’s incremental borrowing rate at that time. In March 2023, the mining agreement with Trigusa was extended to July 31, 2023. On May 1, 2023, the Company provided Trigusa with a notice of contract termination, subject to a 15-day notice period. Trigusa agreed to continue to provide loading services for low grade material should we choose to haul to Plant 2 post termination.

Lease liabilities are included in “Other liabilities,” short term and long term (see Note 13), in the Company’s Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022.

11.	Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	June 30,	December 31,
	2023	2022

	(in thousands)
Accounts payable and accruals	$3,268	$2,213
Accrued employee compensation and benefits	1,654	1,478
Income taxes payable (Note 15)	26	25
	$4,948	$3,716

June 30, 2023

Accounts payable and accruals at June 30, 2023, are primarily related to amounts due to contractors and suppliers in the amounts of $2.2 million related to the Company’s Velardeña Properties and the Rodeo Property and $1.1 million related to corporate administrative and exploration activities.

Accrued employee compensation and benefits at June 30, 2023, consist of $0.5 million of accrued vacation payable and $1.2 million related to withholding taxes and benefits payable. Included in the $1.7 million of accrued employee compensation and benefits is $1.4 million related to activities at the Velardeña Properties and the Rodeo Property.

December 31, 2022

Accounts payable and accruals at December 31, 2022, are primarily related to amounts due to contractors and suppliers in the amounts of $1.8 million related to the Company’s Velardeña Properties and the Rodeo Property and $0.4 million related to corporate administrative and exploration activities.

Accrued employee compensation and benefits at December 31, 2022, consist of $0.4 million of accrued vacation payable and $1.1 million related to withholding taxes and benefits payable. Included in the $1.5 million of accrued employee compensation and benefits is $1.2 million related to activities at the Velardeña Properties and the Rodeo Property.

12.	Asset Retirement and Reclamation Liabilities

In 2012, the Company retained the services of a mining engineering firm to prepare a detailed closure plan for reclamation activity at the Velardeña Properties. The plan was completed during the second quarter of 2012 and indicated that the Company had an asset retirement obligation (“ARO”) and offsetting asset retirement cost (“ARC”) of approximately $1.9 million. The original ARC had been fully amortized or written off by the end of December 31, 2015. The ARO has been adjusted since 2012 for changes in assumptions related to inflation factors and the timing of future expenditures used in the determination of future cash flows, which previously contemplated that reclamation activities could begin as early as 2023 following the completion of mining at the Rodeo Property.

In the fourth quarter of 2021, due to the operating success at Rodeo and the potential of a restart of operations at the Velardeña mine based on recent technical studies at the time and an updated preliminary economic assessment (“PEA”) that would further delay the start of any reclamation activity, the Company retained the services of an environmental consultant to review the closure plan to determine the appropriateness of the scope and cost estimates used in the calculation of the ARO. The consultant confirmed the adequacy of the scope of the closure plan and provided certain adjustments to cost estimates. In addition, the timing for the incurrence of reclamation activity was extended approximately seven years to 2030 to take into account the likelihood of a restart of operations at the Velardeña mine that would further delay the start of any reclamation activity.

In late 2022, the Company determined that the restart of the Velardeña Properties would be deferred one year, which would in turn defer the beginning of the reclamation activity assumption by one year to 2031.

The Company will continue to accrue additional estimated ARO amounts based on the closure plan and as activities requiring future reclamation and remediation occur.

The following table presents the asset retirement and reclamation liabilities as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022

	(in thousands)
Current asset retirement and reclamation liabilities	$—	$—
Non-current asset retirement and reclamation liabilities	4,126	3,993
	$4,126	$3,993

The following table presents the changes in the Company’s asset retirement and reclamation liabilities for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Balance at January 1,	$3,993	$3,569
Changes in estimates, and other	(15)	30
Accretion expense	148	140
Balance at June 30,	$4,126	$3,739

The change in estimate of the ARO recorded is due to a combination of changes in assumptions related to the timing of future expenditures, the change in inflation assumptions, and the change in the discount rate.

13.	Other Liabilities

Other Current Liabilities

The following table sets forth the Company’s other current liabilities:

	June 30,	December 31,
	2023	2022

	(in thousands)
Premium financing	$300	$406
Office lease liability	141	164
Mining equipment lease liability	—	63
	$441	$633

The premium financing at June 30, 2023 and December 31, 2022, consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers insurance and general liability insurance. In November 2022, the Company financed approximately $445,000 of its directors and officers insurance premium which is payable in eleven equal payments at an interest rate of 7.0% per annum. In May 2023, the Company financed approximately $147,000 of its general liability insurance premium which is payable in eleven equal payments at an interest rate of 8.3% per annum.

The office lease liability is related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 10).

The mining equipment lease liability is related to equipment used by the contract miner at our Rodeo Property (see Note 10).

Other Long-Term Liabilities

Other long-term liabilities of approximately $69,000 for the period ended June 30, 2023, are primarily related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 10).

Other long-term liabilities of approximately $122,000 for the period ended December 31, 2022, are primarily related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 10).

14.	Fair Value Measurements

Financial assets and liabilities and nonfinancial assets and liabilities are measured at fair value on a recurring basis under a framework of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels. This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs. Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement. The three levels of the fair value hierarchy per ASC Topic 820 are as follows:

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

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At June 30, 2023
Assets:
Cash and cash equivalents	$3,393	$—	$—	$3,393
Short-term investments	11	—	—	11
	$3,404	$—	$—	$3,404

At December 31, 2022
Assets:
Cash and cash equivalents	$3,972	$—	$—	$3,972
Short-term investments	20	—	—	20
	$3,992	$—	$—	$3,992

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term investments consist of 200,000 shares of common stock of Fabled and 20,000 shares of Fabled Copper Corp. and are classified within Level 1 of the fair value hierarchy (see Note 5).

At June 30, 2023 and December 31, 2022, the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

Non-recurring Fair Value Measurements

The Company recorded a change in estimate to its ARO as of June 30, 2023, of approximately $15,000 (see Note 12), reflecting a change in the fair value of the ARO primarily as the result of changes in assumptions related to the amount and timing of future expenditures used in the determination of future cash flows, following the guidance of ASC Topic 410. The fair value analysis was performed internally by the Company. The valuation falls within Level 3 of the fair value hierarchy.

No other non-recurring fair value adjustments to liabilities or long-lived assets were recorded during the six months ended June 30, 2023 and 2022.

15.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis. In accordance with ASC 740, the interim provision for taxes was calculated by using the estimated annual effective tax rate applied to the year-to-date income or losses on a jurisdictional basis. Although the Company has generated ordinary losses on a year-to-date basis, the Company has projected taxable income by year end in certain tax jurisdictions, for which an annual effective tax rate has been calculated. For the six months ended June 30, 2023, the Company recognized less than $1,000 of income tax expense.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, the Company had no deferred tax assets and no deferred tax liability on the Condensed Consolidated Balance Sheets due to a valuation allowance offsetting the net deferred tax assets of the Company.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority. Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements. The Company had no unrecognized tax benefits at June 30, 2023 or December 31, 2022.

16.	Equity

On May 26, 2023, the Company’s Board of Directors approved a reverse stock split of the common stock, par value $0.01 per share, of the Company at a ratio of one-for-25 shares and a reduction in the total number of authorized shares of common stock of the Company from 350,000,000 shares to 28,000,000 shares, each effective on June 9, 2023. Accordingly, all common stock, equity award, warrant, and per share amounts have been adjusted to reflect the reverse stock split for all prior periods presented. For additional information related to the reverse stock split, see Note 1, “Basis of Preparation of Financial Statements and Nature of Operations.”

Offering and Private Placement Transaction

On June 26, 2023, the Company entered into a Securities Purchase Agreement with certain institutional investors (the “Securities Purchase Agreement”) providing for the issuance and sale by the Company in a registered direct offering (the “Offering”) of an aggregate of 790,000 shares of the Company’s common stock at a purchase price of $1.45 per share and pre-funded warrants exercisable for up to 637,587 shares of Common Stock (the “Pre-Funded Warrants”) at a purchase price of $1.4499 per Pre-Funded Warrant.

The Pre-Funded Warrants were sold, in lieu of shares of Common Stock, to such institutional investors whose purchase of shares of Common Stock in the Offering would otherwise result in such institutional investors, together with their respective affiliates and certain related parties, beneficially owning more than 9.99% of the Company’s outstanding Common Stock immediately following the consummation of the Offering. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.0001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full.

In a concurrent private placement (the “Private Placement” and, together with the Offering, the “Transactions”), the Company agreed to issue warrants to purchase up to 1,427,587 shares of Common Stock at an exercise price of $1.90 (the “Common Warrants”). Each Common Warrant is exercisable six months from the date of issuance and has a term expiring five years after such initial exercise date. The aggregate gross proceeds from the Transactions were approximately $2.1 million, before deducting fees and offering expenses.

The net proceeds of the Offering were recorded in equity and appear as a separate line item in the Condensed Consolidated Statements of Changes in Equity. Total costs for the Offering were approximately $215,000, including listing fees, legal and other costs, and the placement agent fee of 6% of aggregate gross proceeds. All such costs were recorded as a reduction to “Additional paid in capital” on the Condensed Consolidated Balance Sheets.

At-the-Market Offering Agreement

In December 2016, the Company entered into an at-the-market offering agreement (as amended from time to time, the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, from time to time, issue and sell shares of the Company’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million (the “ATM Program”) or a maximum of 10 million shares. On September 29, 2017, the Company entered into an amendment to the ATM Agreement with Wainwright to reflect a new registration statement on Form S-3 (File No. 333-220461) under which shares of the Company’s common stock may be sold under the ATM Program. On November 23, 2018, the Company entered into a second amendment of the ATM Agreement extending the agreement until the earlier of December 20, 2020, or the date that the ATM Agreement is terminated in accordance with the terms therein. On December 11, 2020, the Company entered into a third amendment of the ATM Agreement further extending the agreement so that it will remain in full force and effect until such time as the ATM Agreement is terminated in accordance with certain other terms therein or upon mutual agreement by the parties, and to reflect a new registration statement on Form S-3 (No. 333-249218). On March 29, 2023, the Company filed a Prospectus Supplement increasing the total amount available to be sold under the ATM to $10.0 million in addition to the amounts previously sold. On May 28, 2023, the Company filed another Prospectus Supplement decreasing the total amount available to be sold under the ATM to $3.0 million, not including the amounts previously sold.

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

During the six months ended June 30, 2023, the Company sold an aggregate of 308,930 shares of common stock under the ATM Program at an average price of $6.19 per share of common stock for net proceeds, after commissions and fees, of approximately $1,839,000. Approximately $45,000 of deferred ATM Program costs were amortized during the quarter, and at June 30, 2023, the remaining balance of the deferred ATM Program costs, recorded in “Prepaid expenses and other assets” on the Consolidated Balance Sheet (see Note 6), is zero.

During the six months ended June 30, 2022, the Company did not sell shares of common stock under the ATM Program. At June 30, 2022, there was a remaining balance of $45,000 of deferred ATM Program costs, recorded in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheets.

As of June 30, 2023, there is approximately $3.0 million remaining available for issuance under the ATM Program based on a prospectus supplement filed with SEC on June 28, 2023.

Equity Incentive Plans

Under the Company’s Amended and Restated 2009 Equity Incentive Plan (the “2009 Equity Plan”) awards of the Company’s common stock may be made to officers, directors, employees, consultants and agents of the Company and its subsidiaries.

On May 26, 2023, the stockholders of the Company voted to approve the Company’s 2023 Equity Incentive Plan (the “2023 Plan”) to replace the 2009 Plan. Under the 2023 Plan, awards of the Company’s common stock may be made to officers, directors, employees, consultants and agents of the Company and its subsidiaries. The 2023 Plan provides for, among other things, (i) a reserve of 360,000 shares (on a reverse stock split-adjusted basis) of common stock of the Company that may be issued pursuant to awards under the 2023 Plan and (ii) a term that expires on February 23, 2033. Permitted awards under the 2023 Plan include options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, and other cash and stock-based awards. The principal terms of the 2023 Plan are described in the Company’s definitive proxy statement for the Annual Meeting of the Company’s stockholders, filed with the SEC on April 6, 2023. The Company recognizes stock-based compensation costs using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award. The Company did not issue any equity awards under the 2023 Plan during the period ended June 30, 2023.

Restricted Stock Grants

The following table summarizes the status and activity of the Company’s restricted stock grants issued under the 2009 Equity Plan at June 30, 2023, and the changes during the six months then ended:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
Restricted Stock Grants	Shares	Per Share
Outstanding at beginning of period	19,800	$10.95
Granted during the period	—	—
Restrictions lifted during the period	(11,667)	12.43
Forfeited during the period	—	—
Outstanding at end of period	8,133	$8.83

As of June 30, 2023, no restricted stock grants had been made under the 2023 Plan.

For the six months ended June 30, 2023 and 2022, the Company recognized approximately $56,000 and $125,000, respectively, of stock compensation expense related to the restricted stock grants.

For the three months ended June 30, 2023 and 2022, the Company recognized approximately $23,000 and $99,000, respectively, of stock compensation expense related to the restricted stock grants.

Restricted Stock Units

The 2009 Plan permitted the Company to issue Restricted Stock Units (“RSUs”), which entitle each recipient to receive one unrestricted share of common stock upon termination of the recipient’s employment or board service. Also, pursuant to the 2009 Plan, the Company’s Board of Directors adopted the Non-Employee Director’s Deferred Compensation and Equity Award Plan (the “Deferred Compensation Plan”). Pursuant to the Deferred Compensation Plan, non-employee directors, and employees as allowed by the 2009 Plan, receive a portion of their compensation in the form of RSUs issued under the 2009 Plan. The RSUs generally vest on the first anniversary of the grant.

The 2023 Plan permits the Company to issue RSUs, which entitle each recipient to receive one unrestricted share of common stock upon termination of the recipient’s employment or board service.

The following table summarizes the status of the RSU grants issued to Directors of the Company under the 2009 Plan, including awards to nonemployee directors under the Deferred Compensation Plan, at June 30, 2023, and the changes during the six months then ended:

Weighted
Average
Grant Date
	Number of	Fair Value
Restricted Stock Units	Shares	Per Share
Outstanding at beginning of period	232,409	$15.06
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at end of period	232,409	$15.06

As of June 30, 2023, no RSU grants had been made under the 2023 Plan.

For the six months ended June 30, 2023 and 2022, the Company recognized approximately $212,000 and $127,000, respectively, of stock compensation expense related to the restricted stock units.

For the three months ended June 30, 2023 and 2022, the Company recognized approximately $95,000 and $73,000, respectively, of stock compensation expense related to the restricted stock units.

Key Employee Long-Term Incentive Plan

The Company’s 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”) provided for the grant of units (“KELTIP Units”) to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount, in cash or in Company common stock (such method of settlement at the sole discretion of the Board of Directors) issued pursuant to the 2009 Plan, measured generally by the price of the Company’s common stock on the settlement date. KELTIP Units are not an actual equity interest in the Company and are solely unfunded and unsecured obligations of the Company that are not transferable and do not provide the holder with any stockholder rights. Payment of the settlement amount of vested KELTIP Units is deferred generally until the earlier of a change of control of the Company or the date the grantee ceases to serve as an officer or employee of the Company.

The Company intends to settle all the KELTIP Units in common stock of the Company, an option that the Board of Directors holds in its sole discretion so long as sufficient shares remain available under the 2009 Plan. As a result, all outstanding KELTIP Units are recorded in equity at June 30, 2023 and December 31, 2022.

For the three and six months ended June 30, 2023, the Company recognized approximately $75,000 and $36,000, respectively, of stock compensation income related to the grants due to KELTIP Units being forfeited upon departure of an officer of the Company. There were 168,000 and 188,000 KELTIP Units outstanding at June 30, 2023 and December 31, 2022, respectively. However, under the 2023 Plan the Company discontinued the KELTIP and will no longer issue KELTIP Units.

For the three and six months ended June 30, 2022, the Company recognized approximately $28,000 and $97,000, respectively, of stock compensation expense related to the KELTIP units.

Common Stock Warrants

The following table summarizes the status of the Company’s common stock warrants at December 31, 2022, and June 30, 2023, and the changes during the six months then ended:

		Weighted
	Number of	Average
	Underlying	Exercise Price
Common Stock Warrants	Shares	Per Share
Outstanding at December 31, 2022	392,155	$8.58
Granted during period
June 2023 pre-funded warrants	637,587	0.0001
June 2023 warrants	1,427,587	1.90
Exercised during period	—	—
Expired during period	—	—
Outstanding at June 30, 2023	2,457,329	$2.47

The warrants relate to prior registered offerings and private placements of the Company’s stock.

All outstanding warrants are recorded in equity at June 30, 2023 and December 31, 2022, following the guidance established by ASC Topic 815-40. The Company’s warrants allow for potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock. Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these warrants.

17.	Sale of Metals and Related Costs

Revenue from Gold and Silver in Doré

During the six months ended June 30, 2023, the Company recorded revenue of approximately $7.7 million and related costs of approximately $7.7 million related to gold and silver contained in doré bars related to the Rodeo operation. The gold and silver contained in the doré bars were sold to one customer, a metals refinery located in the United States. Under the terms of the Company’s agreement with its customer, title passes and revenue is recognized by the Company when the contractual performance obligations of the parties are completed, generally at the time a provisional or final payment is made. A provisional payment for approximately 95% of the contained gold and silver is made generally within 10-12 days after the product is shipped and customary sales documents are completed. A final payment is made within approximately 30 days following the date of shipment when final assays and refinery charges are agreed upon by the parties. A price for the gold and silver sold is set, based on current market prices, at the time a provisional or final payment is made. Refining and transport costs, deducted from the final payments made, are treated as third-party agent costs incurred by the Company in performing its obligations under the agreement with its customer after the transfer of control on provisional sales and are therefore netted against revenue on an accrual basis.

During the six months ended June 30, 2022, the Company sold gold and silver contained in doré bars related to the Rodeo operation and recorded revenue of approximately $13.4 million and related costs of approximately $9.0 million. Costs related to the sale of metal products include direct and indirect costs incurred to mine, process and market the products.

Revenue from Concentrate Sales

In April 2023, the Company began to sell three different concentrates containing various amounts of gold, silver, lead and zinc produced from material processed from the Velardeña mine which had been stockpiled from test mining performed in 2022 as part of the studies undertaken in connection with the potential restart of the Velardeña Properties. The Company recorded revenue of $1.2 million from the combined sales of these concentrates and related costs of $0.2 million. The concentrate was sold to one customer, a metal trader in Mexico. Under the terms of the Company’s agreement with its customer, title passes and revenue is recognized by the Company when the contractual performance obligations of the parties are completed, generally at the time a provisional or final payment is made. A provisional payment for approximately 90% of the contained gold, silver, lead and zinc is made generally within 10-12 days after the product is shipped and customary sales documents are completed. A final payment is made within approximately 60 days following the date of shipment when final assays and refinery charges are agreed upon by the parties. A price for the gold and silver sold is set, based on average market prices, one month following the delivery of concentrate to the buyer. Refining and transport costs, deducted from the final payments made, are treated as third-party agent costs incurred by the Company in performing its obligations under the agreement with its customer after the transfer of control on provisional sales and are therefore netted against revenue on an accrual basis.

There were no concentrate sales during the six months ended June 30, 2022.

Revenue from Slag Sales

During the six months ended June 30, 2023, the Company recorded revenue of $0.3 million and related costs of zero related to the gold and silver contained in the slag from the Rodeo Property. The slag was sold to one customer, a metals refinery located in the United States. Under the terms of the Company’s agreement with its customer, title passes and revenue is recognized by the Company when the contractual performance obligations of the parties are completed which occurs at the time a final payment is made. Final payment is made 30 working days after the settlement of assays for 95% of the contained gold and 90% of the contained silver. The price for the gold and silver sold is set on the first trading day following the day of the settlement assay. Refining costs are deducted from the final payments made, are treated as third-party agent costs incurred by the Company in performing its obligations under the agreement with its customer and are therefore netted against revenue.

There were no slag sales during the six months ended June 30, 2022.

18.	Interest and Other Income (Expense), Net

For the three and six months ended June 30, 2023 and 2022, the Company recognized a nominal amount of Interest and other income (expense), net.

19.	Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Cash flows (used in) from operating activities:
Net loss	$(4,754)	$(3,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232	152
Accretion of asset retirement obligation	148	140
Loss on trading securities	9	14
Gain on sale of assets	(18)	(125)
Stock-based compensation	232	349
Changes in operating assets and liabilities from continuing operations:
Decrease (increase) in inventories, net	123	(153)
Increase in value added tax receivable, net	(1,451)	(381)
Decrease (increase) in prepaid expenses and other assets	64	(22)
Decrease in other long-term assets	149	100
Increase in accounts payable and other accrued liabilities	1,232	588
Decrease in deferred revenue	—	(750)
Decrease in other current liabilities	(192)	(280)
(Decrease) increase in reclamation liability	(15)	30
Decrease in other long-term liabilities	(53)	(165)
Net cash used in operating activities	$(4,294)	$(3,632)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Supplemental disclosure:
Interest paid	$12	$5
Income taxes paid	$—	$413

Supplemental disclosure of non-cash transactions:
Deferred equity offering costs amortized	$44	$—

20.	Commitments and Contingencies

During April 2021, the Company became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”). The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”). The lawsuit was assigned to the Fifth Specialized Commercial District Court. In November 2022, the Company was formally served with the complaint in connection with the lawsuit and in December 2022 the Company filed its answer to the complaint. Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment. At the time the documentation was allegedly signed, Minera William was a subsidiary of ECU Silver Mining prior to the Company’s acquisition of ECU in September 2011. As a preemptive measure, Unifin has obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which has limited the Company’s and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates. Notwithstanding this action, the restrictions imposed on Minera William’s bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary. Likewise, the action does not impact the Company’s ability to continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico. However, because the Velardeña mine and one processing plant are held by Minera William, any adverse outcome to the action may have a material impact on our ability to restart production at Velardeña. Unifin is seeking recovery for as much as US$12.5 million. The Company believes there is no basis for this claim. As such, the Company has not accrued an amount for this matter in its Condensed Consolidated Balance Sheets or Statements of Operations as of June 30, 2023. A preliminary hearing was initially scheduled to take place in April 2023 but was rescheduled to June 2023. In June 2023 Minera William and Unifin agreed to settle the matter and the Court agreed to suspend trial to allow Minera William and Unifin to negotiate a settlement agreement. As of June 30, 2023, the terms and timing of the settlement are uncertain.

The Company also has certain purchase and lease commitments as set forth in the Company’s 2022 Annual Report.

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

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative	Pre-Tax (gain)		Capital
June 30, 2023	Revenue	to Sales	Amortization	Expense	loss	Total Assets	Expenditures
Mexico Operations	$4,973	$3,832	$129	$978	$(29)		$—
Corporate, Exploration and Other	—	—	4	1,612	1,568		—
Consolidated	$4,973	$3,832	$133	$2,590	$1,539		$—

Six Months Ended
June 30, 2023
Mexico Operations	$9,190	$7,878	$223	$2,154	$1,145	$8,821	$—
Corporate, Exploration and Other	—	—	9	3,504	3,609	6,371	—
Consolidated	$9,190	$7,878	$232	$5,658	$4,754	$15,192	$—

Three Months Ended
June 30, 2022
Mexico Operations	$5,926	$4,639	$74	$2,118	$600		$3
Corporate, Exploration and Other	—	—	13	2,268	2,342		—
Consolidated	$5,926	$4,639	$87	$4,386	$2,942		$3

Six Months Ended
June 30, 2022
Mexico Operations	$13,432	$8,961	$127	$3,937	$(1,083)	$9,291	$26
Corporate, Exploration and Other	—	—	25	4,040	4,256	12,027	1
Consolidated	$13,432	$8,961	$152	$7,977	$3,173	$21,318	$27

22.	Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services, Lease of Equipment:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of The Sentient Group (“Sentient”). Sentient, through the Sentient executive funds, holds approximately 19% of the Company’s 7.9 million shares of issued and outstanding common stock. The administrative services are provided locally in Mexico by the administrative staff in the Company’s Mexico office. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. The Company also leases, from time to time, certain nonessential mining equipment to Minera Indé. Amounts received under the arrangement reduce costs incurred for exploration. The Company’s Board of Directors and Audit Committee approved the agreement. For the six months ended June 30, 2023 and 2022, the Company charged Minera Indé approximately $204,000 and $90,000, respectively, for services and the use of equipment, offsetting costs that are recorded in “Exploration expense” in the Condensed Consolidated Statements of Operations.

23.	Subsequent Events

Exercise of Pre-Funded Warrants

On July 25, 2023, Armistice Capital Master Fund LTD exercised their right to purchase 637,587 shares of common stock at an exercise price of $0.0001.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law. During the six months ended June 30, 2023, our principal source of revenue was from the sale of gold and silver from our Rodeo Property in Durango, Mexico. We also had a secondary source of revenue from concentrate produced from material previously mined in 2022 at our Velardeña Property during a test mining study. We incurred net operating losses for the six months ended June 30, 2023 and 2022.

Mining operations at the Rodeo Property concluded in the second quarter of 2023, and we are engaged in activities to restart Velardeña. We also continue to evaluate and search for mining opportunities in North America (including Mexico) with near-term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties. We are also focused on advancing our Yoquivo exploration property in Mexico, and through the Earn-In Agreement with Barrick, our El Quevar exploration property in Argentina. We are advancing additional selected properties in our portfolio of approximately 12 properties, located in Mexico, Nevada and Argentina. We are reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

Because we have ceased production at the Rodeo mine, our only near-term opportunity to generate cash flow from mining to support continued operations is the Velardeña mine. In order to restart production at the Velardeña mine, we will require additional capital. Without additional near-term capital, which we are attempting to obtain, we will be forced to liquidate the Company’s business, potentially before the fourth quarter of 2023. See “—Liquidity, Capital Resources and Going Concern—2023 Liquidity Forecast and Going Concern Qualification” below.

This discussion should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2022 Annual Report.

2023 Highlights

Rodeo Property

From inception in January 2021, through the end of the second quarter of 2023, we have produced 30,289 ounces of gold and 122,384 ounces of silver from Rodeo. Cash costs per payable gold ounce, net of silver by-product credits have averaged $1,228 during that period.

Mill throughput averaged 603 tonnes per day in the first quarter 2023 and 558 tonnes per day in the second quarter 2022. We ceased mining activities at Rodeo during the second quarter of 2023. Currently we are processing stockpiled material from Rodeo, and depending on the gold price and operating costs, we may continue processing stockpiled material from Rodeo through the third quarter of 2023 or longer at higher throughput but with significantly lower recovered ounces of Au and Ag and at higher unit costs. However, due to the high level of uncertainty associated with that potential, it is not included in our current forecast.

The table below sets forth the key processing and sales statistics for the Rodeo operation for the three and six months ended June 30, 2023:

Rodeo Operations Statistics
(in thousands except per unit amounts)

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Tonnes mined (1)	72,525	226,896
Tonnes in stockpiles awaiting processing (2)	10,669	10,669
Tonnes in low grade stockpiles (3)	111,422	111,422
Tonnes processed	50,787	105,059
Average tonnes per day processed	558	580

Average gold grade processed (grams per tonne)	1.6	1.6
Average silver grade processed (grams per tonne)	5.8	7.4

Plant recovery - gold (%)	71.6	72.2
Plant recovery - silver (%)	85.6	80.4

Payable gold produced in doré (ounces)	1,828	3,909
Payable silver produced in doré (ounces)	7,742	19,277
Payable gold equivalent produced in doré (ounces) (4)	1,923	4,142

Gold sold in doré (ounces)	1,726	3,838
Silver sold in doré (ounces)	7,745	19,114
Gold equivalent sold in doré (ounces) (4)	1,821	4,069

Average realized price, before refining and selling costs
Gold (dollar per ounce)	$ 1,976.45	$ 1,929.56
Silver (dollar per ounce)	$ 24.34	$ 23.31

(1) Includes all mined material transported to the plant, stockpiled or designated as waste
(2) Includes mined material stockpiled at the mine or transported to the plant awaiting processing in the plant
(3) Material grading between 1.6 g/t (current cutoff grade) and 1 g/t Au held for possible future processing
(4) Gold equivalents based on realized $ Au and $ Ag price

The following table highlights additional non-GAAP cost and revenue statistics related to the Rodeo operations:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Total cash operating costs	$3,564	$7,621
Treatment and refining costs	83	199
Silver by-product credits	(188)	(445)
Total cash costs, net of by-product credits	$3,459	$7,375

Cash cost per unit
Payable gold ounces produced in doré	1,828	3,909
Total cash operating costs	$1,950	$1,950
Treatment and refining charges	45	51
Silver by-product credits	(103)	(114)
Total cash costs, net of by-product credits, per payable gold ounce (1)	$1,892	$1,887

Tonnes processed in plant	50,787	105,059
Total cash operating costs per tonne processed	$70	$73

(1) Cash costs, net of by-product credits, per payable ounce of gold is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation to the GAAP financial measure.

Total cash operating costs for the three and six months ended June 30, 2023, as depicted in the table above, include all production costs during the period, including mining, milling and general and administrative costs related to mined material including full administrative costs in Mexico that are not categorized as exploration or Velardeña care and maintenance costs.

Total operating margin related to the Rodeo operations for the three and six months ended June 30, 2023 were $0.2 million and zero, respectively, on sales of metal of $3.7 million and $7.9 million, respectively, offset by cost of metal sold of $3.7 million and $7.9 million, respectively.

For the full year 2023, we are estimating that we will process between 105,000 and 120,000 tonnes in the oxide plant, or approximately 580 tonnes per day, with payable extraction for 2023 of approximately 4,200 to 4,400 ounces of gold and 20,000 to 23,000 ounces of silver. Average grades for 2023 are estimated to be approximately 1.6 grams per tonne for gold and 7.4 grams per tonne for silver, lower than grades achieved in 2022, but as anticipated in the mine plan for 2023. Mill recoveries are expected to continue during the remaining operations near current rates of between 70% and 75% for gold and 75% to 80% for silver. Projected operating margins during the third quarter of 2023 at Rodeo are expected to range between zero and negative $0.5 million.

The estimates detailed above for 2023 were derived using the actual results of operations achieved during the first six months ended June 30, 2023 and a projection of the stockpile grades, plant throughput and recoveries for 2023. Actual future results from processing the stockpiled material at Rodeo may vary significantly based upon, among other things, unanticipated variations in grade, unexpected challenges associated with processing the material, volatility in commodity prices, variations in expected recoveries, increases in projected operating costs, working capital or capital costs or interruptions in mining. See “Risk Factors—Risk Factors related to our Operations” as described in our 2022 Annual Report.

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

“Cost of metals sold,” reported as a separate line item in our Condensed Consolidated Statements of Operations for the three months and the six months ended June 30, 2023, is the most comparable financial measure, calculated in accordance with GAAP, to “Total cash costs, net of by-product credits.” “Cost of metals sold” includes adjustments for changes in inventory and excludes third-party related treatment and refining costs, which are reported as part of revenue in accordance with GAAP. The following table presents a reconciliation for the three months and six months ended June 30, 2023, between the non-GAAP measure of “Total cash cost, net of by-product credits” to the most directly comparable GAAP measure, “Cost of metals sold.”

Reconciliation of Cash Costs to Cost of Metals Sold

	Reconciliation of Costs of Metals Sold (GAAP) to Total Cash Costs, net of By-product Credits (Non-GAAP)
	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Total cash costs, net of by-product credits	$3,459	$7,375

Reconciliation to GAAP measure:
Treatment and refining costs	$(83)	$(199)
Silver by-product credits	188	445
Write down of inventories to net realizable value	166	138
Change in inventory (excluding depreciation, depletion and amortization)	(79)	(62)
Costs of metal unrelated to Rodeo Operations	181	181
Cost of metals sold	$3,832	$7,878

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

In June 2021, we began limited-scale mining activities at our Velardeña underground mine to obtain further bulk samples for use in final optimization of the bio-oxidation (BIOX™) plant design and for use in additional flotation separation studies (BIOX is a trademark of Metso-Outotec Oyj for its proprietary bio-oxidation process.). Test results using the BIOX™ pre-treatment oxidation process supported the use of the technology in future processing at Velardeña. In March 2022 we filed an updated PEA Technical Report Summary and NI 43-101 Technical Report supporting a possible economic operation at Velardeña using the optimized flotation parameters, BIOX™ treatment of pyrite concentrates and employing resue mining techniques to control dilution. In May 2022 we began additional test-mining activities with a new mining contractor to evaluate productivity and dilution of resue mining on the principal veins accessible from the San Mateo decline in part to validate the PEA assumptions. The results of the test mining met expected productivity metrics but did not meet anticipated dilution metrics on some of the veins mined. We initiated ore-sorting studies to limit the negative effects of the excess dilution. Initial results of these tests were positive, and we continue to work on incorporating these results in our mine planning.

In late 2022, a tailing storage facility expansion project was initiated to provide storage volume for the remainder of the Rodeo mine life. The project was completed in May 2023. A total of $2.6 million was expended for this project of which $0.6 million was expended in 2023.

In early 2023, the terms for the sale of our gold-rich pyrite concentrates improved significantly over previously-available terms. We believe that the recently improved terms allow us to consider re-opening the Velardeña Properties’ mines without the BIOX™ plant. Internal cash flow models using the new concentrate sales terms yield results only slightly less attractive than models using BIOX™ treatment; however, the new models require low capital investment and so are much less risky to implement. We are now planning to restart production at Velardeña during the third quarter 2023 without the need for the BIOX™ facility, subject to our ability to obtain sufficient capital to do so. See “—Liquidity, Capital Resources and Going Concern—2023 Liquidity Forecast and Going Concern Qualification” below.

In March 2023, we restarted our flotation plant (Plant I) to process 3,000 tonnes of mineralized material that had been stockpiled during the test mining in 2022. Under the new concentrate sales terms, 656 tonnes of gold-rich pyrite concentrate, 118 tonnes of silver-rich lead concentrate and 63 tonnes of zinc concentrate have been sold under an offtake agreement through June 30, 2023. The three shipments that have been completed in the six months ended June 30, 2023 generated cash receipts of approximately $1.3 million with an additional $0.2 million received subsequent to June 30, 2023. These successful sales of concentrates on the improved terms have caused us to shift our efforts towards a restart of Velardeña without the requirement of constructing and using the BIOX™ technology. An internally prepared updated forecast assuming gold and silver prices of $1,900 and $22.50 per ounce, respectively, indicates that Velardeña can generate a positive net operating margin within around six months of restarting operations. We have included cash flow from Velardeña production in our updated liquidity forecast for the next twelve months ending June 30, 2024, which forecast future cash flow from positive operating margins assuming Velardeña operations restart in August 2023. See “—Liquidity, Capital Resources and Going Concern—2023 Liquidity Forecast and Going Concern Qualification” below.

Preparations to restart the operation are progressing on schedule including arrangements with union staff, contract miners, plant operators, and support personnel. Our ability to restart production is dependent on our ability to raise sufficient capital in the near-term.

Yoquivo

During 2022, we completed payments required under Yoquivo’s two option agreements and now hold 100% ownership of the Yoquivo concessions subject to royalty interests between 2% and 3% net smelter return payable on production to third parties and capped at $2.8 million in the aggregate.

With an effective date of February 24, 2023, an initial mineral resource estimate was completed for Yoquivo that estimates an inferred mineral resource of 937,000 tonnes at 570 g/t Ag eq (equivalent ounces are calculated using prices of $1,840/oz Au and $24.00/oz Ag) on five veins that had enough drill density to support mineral resources. Further information regarding this initial mineral resource estimate is included in our 2022 Annual Report. Numerous other veins on the property have yet to be drilled sufficiently to allow estimation of additional resources.

Since 2020, exploration and delineation drilling of 16,565 meters in 70 holes has advanced the project to this stage. The Company plans to continue drilling with the goal of expanding the resource as funding allows.

El Quevar

In April 2020, we entered into the Earn-in Agreement with Barrick. For a description of the Earn-In Agreement, see “Our Material Mining Properties—El Quevar” in our 2022 Annual Report. During the earn-in period, in addition to required exploration spending, Barrick will fund the holding costs of the property, which will qualify as work expenditures. Barrick will reimburse us for expenses related to maintaining the exploration camp, which will initially be run by us under a service agreement, and which will also qualify as work expenditures. Barrick met the minimum $1.0 million in work expenditures required by the Earn-in Agreement in September 2021. If Barrick elects to terminate the Earn-In Agreement, we will become responsible for future holding costs and exploration spending related to the property. At this time, the Company expects Barrick will continue its exploration program with additional geophysical studies followed by additional drilling.

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

The Desierto concessions (Desierto 1 and 2) which are adjacent to and south of the Sarita Este concession are subject to an option agreement with a third-party partial owner and a proposed joint venture agreement also between the Company and Cascadero. The Desierto 1 concession is the object of a legal dispute between the Company and the Salta Ministry of Mines in which the Company is disputing the cancellation of the concession by the province. The dispute is expected to be resolved before the end of 2023.

Santa Maria

In December 2020, we entered into the Option Agreement to sell our interest in the Santa Maria properties to Fabled. Pursuant to the Option Agreement, during the Exercise Period, Fabled was obligated to pay to each of the owners of the Concessions (the “Owners”) any remaining required payments due to the Owners pursuant to the various underlying option agreements between the Owners and the Company, and to make all payments and perform all other requirements needed to maintain the Concessions in good standing. Fabled did not make the payment due on January 31, 2023, and we issued a notice of default under the Option agreement. Fabled did not cure the default as required within 5 days; therefore, we have taken back the property as allowed under the Option Agreement.

The Company has entered into a non-binding agreement to sell the Santa Maria concessions to a private third party and, if the transaction proceeds, we anticipate that we may close as soon as the third quarter of 2023.

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three months ended June 30, 2023, to the three months ended June 30, 2022.

Three Months Ended June 30, 2023

Revenue from the sale of metals. In addition to the sales of doré from Rodeo, beginning in April of 2023, we also sold three types of concentrates which were produced from Velardeña material that had been mined in 2022 as part of the test mining to analyze the potential restart of the Velardeña Properties. We also sold slag remaining from previous doré sales and doré production at Plant 2.

●	Doré Sales - We recorded $3.5 million in revenue related to gold and silver in doré for the three months ended June 30, 2023, and $5.9 million for the three months ended June 30, 2022. Lower revenue in 2023 resulted from 1,398 fewer gold equivalent ounces sold partially offset by a slightly higher realized price of $1,976 per ounce for the three months ended June 30, 2023, compared to $1,865 per ounce for the three months ended June 30, 2022. Fewer gold ounces were sold in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due mainly to the lower grade of material processed.

●	Concentrate Sales – We recorded $1.2 million in the three months ended June 30, 2023 from the sale of 656 tonnes of gold-rich pyrite concentrate, 118 tonnes of silver-rich lead concentrate and 63 tonnes of zinc concentrate. There were no concentrate sales in the three months ended June 30, 2022.

●	Slag Sales – We recorded $0.2 million in revenue related to the gold and silver in slag that was sold to a refiner in the United States in the three months ended June 30, 2023. There were no slag sales in the three months ended June 30, 2022.

Cost of metals sold. For the three months ended June 30, 2023 and 2022, we recorded $3.9 million and $4.6 million of cost of metals sold, respectively. Lower costs in 2023 compared to 2022 were due primarily to lower mining costs related to fewer tonnes mined and lower processing costs related to lower cyanide consumption and lower grinding costs due to a change in the metallurgy of the lower grade material processed in 2023.

Exploration expense. Our exploration expense, including property holding costs and allocated administrative expenses, totaled $2.1 million and $4.7 million for the three months ended June 30, 2023 and 2022, respectively. The lower exploration expense for 2023 is primarily related to the absence of costs related to support the potential restart of Velardeña and exploration costs at Rodeo and Sarita Este incurred in the three months ended June 30, 2022 which were not incurred during the three months ended June 30, 2023.

Velardeña care and maintenance costs. We recorded $0.3 million and $0.1 million for the three-month periods ended June 30, 2023 and 2022, for expenses related to care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.

El Quevar project expense. We incurred $0.2 million for each of the three-month periods ended June 30, 2023 and 2022, related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. During each of the three months ended June 30, 2023 and 2022, approximately $0.1 million and $0.2 million, respectively, of costs actually incurred were offset by reimbursements from Barrick as discussed above.

Administrative expense. Administrative expenses totaled $1.2 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Rodeo Property, Velardeña Properties, El Quevar project and our exploration portfolio.

Stock-based compensation. During the three months ended June 30, 2023 and 2022, we incurred approximately $0.0 million and $0.2 million, respectively, of expense related to stock-based compensation. Stock-based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the three months ended June 30, 2023 and 2022, we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties and environmental liabilities associated with the Rodeo operation.

Other operating income (expense), net. We recorded $0.1 million of other operating income for the three months ended June 30, 2023. For the three months ended June 30, 2022, we recorded $0.5 million of other operating income primarily related to the amortization of deferred income related to the option agreement for the sale of the Santa Maria property described in our 10-K report for the year ended December 31, 2022.

Depreciation, depletion and amortization. During each of the three months ended June 30, 2023 and 2022, we incurred depreciation, depletion and amortization expense of approximately $0.1 million.

Interest and other expense, net. We recorded a nominal amount of interest and other expense, net for each of the three months ended June 30, 2023 and 2022.

Gain (loss) on foreign currency losses. During the three months ended June 30, 2023, we recorded a nominal amount of foreign exchange gains. During the three months ended June 30, 2022, we recorded $0.1 million of foreign exchange gains. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary transactions incurred by our foreign subsidiaries that are denominated in currencies other than U.S. dollars.

Income taxes. We recorded a $51,000 tax benefit for the three months ended June 30, 2023. We recorded a $129,000 tax benefit for the three months ended June 30, 2022.

Six Months Ended June 30, 2023

Revenue from the sale of metals. As discussed above, in addition to the sales of doré from Rodeo, beginning in April of 2023, we also sold three types of concentrates which were produced from Velardeña material that had been mined in 2022 as part of the test mining to analyze the potential restart of the Velardeña Properties. We also sold slag remaining from previous doré sales and doré production at Plant 2.

●	Doré Sales - We recorded $7.8 million in revenue related to gold and silver in doré for the six months ended June 30, 2023, and $13.4 million for the six months ended June 30, 2022. Lower revenue in 2023 resulted from 3,191 fewer gold equivalent ounces sold partially offset by a slightly higher realized price of $1,930 per ounce for the six months ended June 30, 2023, compared to $1,878 per ounce for the six months ended June 30, 2022. Fewer gold ounces were sold in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due mainly to the lower grade of material processed.

●	Concentrate Sales – We recorded $1.2 million in the six months ended June 30, 2023 from the sale of 656 tonnes of gold-rich pyrite concentrate, 118 tonnes of silver-rich lead concentrate and 63 tonnes of zinc concentrate. There were no concentrate sales in the six months ended June 30, 2022.

●	Slag Sales – We recorded $0.2 million in revenue related to the gold and silver in slag that was sold to a refiner in the United States in the six months ended June 30, 2023. There were no slag sales in the six months ended June 30, 2022.

Cost of metals sold. For the six months ended June 30, 2023 we recorded $7.9 million of cost of metals sold, and we recorded $9.0 million during the six months ended June 30,2022 for cost of metals sold. Lower costs in 2023 compared to 2022 were due primarily to lower mining costs related to fewer tonnes mined and lower processing costs related to lower cyanide consumption and lower grinding costs due to a change in the metallurgy of the lower grade material processed in 2023.

Exploration expense. For the six months ended June 30, 2023 we incurred exploration expense of $2.2 million. This included $0.6 million for work on the tailings dam at Plant 2, $0.2 million for general expenses in Argentina and $1.4 million for property holding costs and other allocated administrative expenses. For the six months ended June 30, 2022, we incurred exploration expense of $4.7 million. The higher costs in 2022 was comprised of $1.2 million of test mining and optimization of the bio-oxidation plant design conducted at Velardeña, $0.7 million of exploration at Yoquivo, $0.5 million at our Rodeo operation, $0.3 million at our Sarita Este property in Argentina and $2.0 million in other general exploration expenses.

El Quevar project expense. For each of the six months ended June 30, 2023, and June 30, 2022, we incurred $0.3 million related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. During the six months ended June 30, 2023, and June 30, 2022, approximately $0.1 million and $0.4 million of costs were reimbursed by Barrick, respectively as discussed above.

Velardeña care and maintenance costs. We recorded $0.7 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively, for expenses related to shut down and care and maintenance at our Velardeña Properties as a result of the suspension of mining and processing activities in November 2015.

Administrative expense. Administrative expenses totaled $2.5 million for each of the six months ended June 30, 2023 and June 30, 2022. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $2.5 million of administrative expenses we incurred during the six months of 2023 is comprised of $0.9 million of employee compensation and directors’ fees, $0.9 million of professional fees and $0.7 million of insurance, rents, travel expenses, utilities, and other office costs. The $2.5 million of administrative expenses we incurred during the six months of 2022 is comprised of $1.1 million of employee compensation and directors’ fees, $0.7 million of professional fees and $0.7 million of insurance, rents, travel expenses, utilities, and other office costs.

Stock-based compensation. During the six months ended June 30, 2023 we incurred approximately $0.2 million of expense related to stock-based compensation. During the six months ended June 30, 2022, we incurred approximately $0.3 million of expense related to stock-based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the six-month periods ended June 30, 2023 and 2022 we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other operating income (expense), net. We recorded $0.1 million of other operating income for the six months ended June 30, 2023. We recorded $0.9 million in the six months ended June 30, 2022 mainly related to the amortization of deferred income related to the option agreement for the sale of the Santa Maria property.

Depreciation, depletion and amortization. During each of the six-month periods ended June 30, 2023 and June 30, 2022, we incurred depreciation, depletion and amortization expense of approximately $0.2 million.

Interest and other expense, net. We recorded a nominal amount of interest and other expense, net for each of the six-month periods ended June 30, 2023 and 2022.

Gain (loss) on foreign currency. We recorded a $0.1 million foreign currency gain for each of the six months ended June 30, 2023 and June 30, 2022. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary transactions incurred by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded tax expense of less than $1,000 for the six months ended June 30, 2023. We recorded a $44,000 tax benefit for the six months ended June 30, 2022.

Liquidity, Capital Resources and Going Concern

2023 Liquidity Forecast and Going Concern Qualification

At June 30, 2023, we had current assets of $8.6 million, including cash and cash equivalents of approximately $3.4 million. On the same date, we had accounts payable and other current liabilities of $5.4 million. (At July 31, 2023, our aggregate cash and cash equivalents totaled approximately $2.8 million.)  Because we have ceased production at the Rodeo mine, our only near-term opportunity to generate cash flow from mining to support continued operations is the Velardeña mine. Without near-term financing, we will be forced to liquidate the Company’s business, potentially as soon as the third quarter of 2023.

Our forecasted expenditures during the twelve months ending June 30, 2024, excluding Rodeo and Velardeña cost of metals sold, which is included in our forecast of net operating margin discussed below, total approximately $7.6 million. These forecasted expenditures include: (i) exploration expenses of $1.4 million, (ii) El Quevar spending (net of Barrick reimbursements) of $0.3 million and (iii) administrative expense, including Mexico general and administrative costs of $5.1 million and (iv) working capital needs of $0.8 million. The actual amount of cash expenditures that we incur during the twelve-month period ending June 30, 2024 may vary significantly from the amounts specified above and will depend on a number of factors, including variations in the anticipated administrative costs, costs at El Quevar, and costs for continued exploration, project assessment, and advancement of our other exploration properties.

In order to restart production at the Velardeña mine, we require additional financing of approximately $2 to $3 million. In addition, because the Velardeña mine is not expected to generate cumulative positive net cash flow until 2024 at the earliest, we also require additional capital of approximately $1 to $3 million in order to cover the Company’s general and administrative and other expenses for the twelve months ending June 30, 2024.

We are evaluating numerous alternatives for this additional capital. We are engaged in several discussions for the sale of assets. We have also held discussions with various financing parties with regard to equity and/or debt financing as well as streaming or royalty arrangements involving future production at Velardeña. And we are evaluating potential avenues to monetize some or all of our $2.9 million VAT receivable in Mexico.

In the absence of sufficient asset sales, external financing and/or receipt of the VAT receivables, the Company’s cash balance may be depleted during the third quarter 2023. In that event, we will be forced to liquidate our business.

The capital estimate described above assumes that we are successful in re-starting production at the Velardeña mine and that the forecasted net operating margin from the Velardeña mine during the twelve-month period ended June 30, 2024 is between zero and $1.0 million. Net operating margin is defined as revenue from the sale of metals less the cost of metals sold. Our estimate for Velardeña assumes gold prices average $1,900 per ounce and silver prices average $22.50 per ounce. The actual amount that we receive in net operating margin from Velardeña during the period may vary significantly from the amounts specified above due to, among other things: (i) unanticipated variations in grade, (ii) unexpected challenges associated with our proposed mining plans, including our ability to achieve dilution targets; (iii) decreases in commodity prices or the prices paid by our concentrate purchasers below those used in calculating the estimates shown above, (iv) variations in expected recoveries, (v) increases in operating costs above those used in calculating the estimates shown above or (vi) interruptions in mining. There is no assurance that we will be successful in generating the anticipated operating margins described above. Notably, the anticipated net operating margin from the Velardeña Properties is not based on the results of a full feasibility study. While we believe our internal estimates are realistic, the lack of a full feasibility study may increase the uncertainty associated with our estimates. If our net operating margin is below our estimates, our capital need will increase above the estimates described above.

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

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this Quarterly Report on Form 10-Q is dependent upon its ability to generate sufficient cash flow from operations, collect VAT receivable from the Mexican government, reduce expenses, sell non-core assets, and raise sufficient funds through the ATM program and other equity or external sources. There can be no assurance the Company will be successful in generating sufficient funds from these sources to maintain liquidity throughout the twelve-month period. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of the second quarter 2023 10-Q. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities, which might be necessary should the Company not continue as a going concern.

2023 Liquidity Discussion

At June 30, 2023, our aggregate cash and cash equivalents totaled $3.4 million, compared to the $4.0 million in similar assets held at December 31, 2022. The June 30, 2023 decrease is the result of the following expenditures and cash inflows for the six months ended June 30, 2023. Expenditures totaled $5.6 million from the following:

●	$2.2 million in exploration expenditures;

●	$0.6 million in care and maintenance costs at the Velardeña Properties;

●	$0.3 million in exploration and evaluation activities, care and maintenance and property holding costs at the El Quevar project, net of reimbursements from Barrick; and

●	$2.5 million in general and administrative expenses.

The above expenditures were offset by cash inflows of $5.0 million from the following:

●	$0.2 million of net operating margin from the Rodeo operation (defined as revenue from the sale of metals less the cost of metals sold);

●	$1.1 million of net operating margin from sales of concentrate produced from Velardeña material mined in 2022;

●	$1.8 million, net of fees from our ATM Program (as further described in Note 16); and

●	$1.9 million, net of fees from the Transactions (as further described in Note 16).

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during 2023 that would affect the Company or have a material impact on its consolidated financial position or results of operations.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments relating to: (i) our anticipated near-term capital needs, potential sources of capital, and likelihood of liquidation the Company’s business if capital is not obtained; (ii) the Rodeo mine, including the anticipated end of processing of stockpiles in the third quarter of 2023, payable extraction, anticipated grades, recoveries, estimated unit costs and net operating margin for 2023; (iii) our plans for restart of mining activities at Velardeña, including our expectations regarding future commodity prices and concentrate sales terms, the results of our internal cash flow forecast, and our expectation regarding the timing for restart; (iv) our plans regarding further advancement of the El Quevar project and reimbursements paid by Barrick under the Earn-in Agreement, to fund the El Quevar project; (v) information regarding the Yoquivo property, including the estimates included in our initial mineral resource study, our future evaluation and drilling plans, information gained from drilling activities, and exploration activities; (vi) our plans to defend against claims by Unifin and a potential settlement agreement between Minera William and Unifin; (vii) expectations pertaining to the recovery of VAT refunds from the Mexican government; (viii) projected revenue and spending for the twelve months ending June 30, 2024; and (ix) statements concerning our financial condition, business strategies and business and legal risks.

The use of any of the words “anticipate,” “continues,” “likely,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “could,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

●	whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of volatility in silver and gold prices or unfavorable exploration results;

●	unanticipated difficulties in the restart of production activities at the Velardeña Properties;

●	variations in the nature, quality and quantity of any mineral deposits that are or may be located at the Velardeña Properties or our exploration properties, changes in interpretations of geological information, unfavorable results of metallurgical and other tests, and the timing and scope of our further evaluation activities at the Velardeña Properties;

●	timing duration and overall impact of the COVID-19 pandemic, including potential future suspension of activities at Rodeo or the Velardeña Properties in the event of future orders of the Mexican Federal Government;

●	higher than anticipated care and maintenance costs at El Quevar in Argentina;

●	risks related to the El Quevar project in Argentina, including unfavorable results from Barrick’s evaluation activities and whether the option with respect to the El Quevar project is exercised pursuant to the terms of the Earn-in Agreement;

●	decreases in silver and gold prices;

●	unfavorable results from exploration at the Yoquivo, Sarita Este, Sand Canyon or other exploration properties and whether we will be able to advance these or other exploration properties;

●	potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;

●	our ability to retain key management and mining personnel necessary to successfully operate and grow our business;

●	economic and political events negatively affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;

●	political and economic instability in Mexico, Argentina, and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;

●	volatility in the market price of our common stock; and

●	the factors discussed under “Risk Factors” in our 2022 Annual Report.

Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first six months of 2023, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During April 2021, we became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”). The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”). The lawsuit was assigned to the Fifth Specialized Commercial District Court. In November 2022, the Company was formally served with the complaint in connection with the lawsuit and in December 2022 the Company filed its answer to the complaint. Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment. At the time the documentation was allegedly signed, Minera William was a subsidiary of ECU Silver Mining prior to the Company’s acquisition of ECU in September 2011. As a preemptive measure, Unifin has obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which has limited the Company’s and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates. Notwithstanding this action, the restrictions imposed on Minera William’s bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary. Likewise, the action does not impact the Company’s ability to continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico. However, because the Velardeña mine and processing plants are held by Minera William, any adverse outcome to the action may have a material impact on our ability to restart production at Velardeña. Unifin is seeking recovery for as much as US$12.5 million. The Company believes there is no basis for this claim. As such, the Company has not accrued an amount for this matter in its Condensed Consolidated Balance Sheets or Statements of Operations as of March 31, 2023. A preliminary hearing was initially scheduled to take place in April 2023 but was rescheduled to June 2023. That hearing was subsequently postponed to permit the parties to continue settlement discussions. There have been no definitive settlement terms agreed to date.

Item 1A.	Risk Factors

Other than the risk factors set out below, the risk factors for the six months ended June 30, 2023, are substantially the same as those set forth in Part I, Item 1A of our 2022 Annual Report

The impact of our 1-for-25 reverse stock split on the future market price of our common stock, and our ability to maintain the listing of our common stock on the NYSE American, is uncertain.

On May 30, 2023, we filed an amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate, effective June 9, 2023, a one-for-25 reverse stock split of the shares of the Company’s common stock, par value $0.01 per share. The Company’s common stock began trading on a split-adjusted basis on June 9, 2023. In connection with the reverse stock split, the total number of shares of common stock authorized for issuance was reduced from 350,000,000 shares to 28,000,000 shares in proportion to the reverse stock split.

The effect of the reverse stock split on our stock price cannot be predicted with any certainty, and the history of reverse stock splits for us and other companies, is varied, particularly since some investors may view a reverse stock split negatively. It is possible that our stock price after a reverse stock split will not increase in the same proportion as the reduction in the number of shares outstanding, causing a reduction in our overall market capitalization. Further, our stock price may decline due to various factors, including our future performance and general industry, market and economic conditions.

Our decision to undergo the reverse stock split was prompted by receipt of a notice letter from NYSE American citing our low stock price and NYSE American’s concerns about our compliance with its continued listing standards. If our stock price falls below the NYSE American’s listing requirements, NYSE American may suspend trading of our common stock and commence delisting proceedings.

In addition, the reverse stock split may decrease the liquidity of our common stock and result in higher transaction costs. The liquidity of our common stock may be negatively impacted by the reduced number of shares outstanding after the reverse stock split, which would be exacerbated if the stock price does not increase following the reverse stock split. In addition, the reverse stock split increased the number of stockholders owning “odd lots” of fewer than 100 shares, which generally means that trading our stock results in higher transaction costs. Accordingly, the reverse stock split may not achieve the desired results of increasing marketability and liquidity.

The implementation of the reverse stock split did not have an effect on the actual or intrinsic value of our business or a shareholder’s proportional ownership interest (subject to the treatment of fractional shares as a result of the reverse stock split). However, should the overall value of our common stock decline after the reverse stock split, then the actual or intrinsic value of shares held by shareholders will also proportionately decrease as a result of the overall decline in value.

Failure to meet the maintenance criteria of the NYSE American may result in the delisting of our common stock, which could result in lower trading volumes and liquidity, lower prices of our common shares and make it more difficult for us to raise capital.

Our common stock is listed on the NYSE American LLC (the “NYSE American”), and we are subject to its continued listing requirements, including maintaining certain share prices and a minimum amount of stockholders’ equity On June 6, 2023, we received written notification (the “Notice”) from the NYSE American LLC (the “NYSE American”) that the Company was not in compliance with Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”). We are required to report a stockholders’ equity of $6.0 million or more if the Company has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The Notice noted that the Company reported a stockholders’ equity of $4.1 million as of March 31, 2023, and losses from continuing operations and/or net losses in each of its five most recent fiscal years ended December 31, 2022. As a result, we have become subject to the procedures and requirements of Section 1009 of the Company Guide and were required to submit a plan of compliance by July 6, 2023, addressing how the Company intends to regain compliance with Section 1003(a)(iii) of the Company Guide by December 6, 2024 (the “Compliance Deadline”).

In order to maintain our listing, we timely submitted a plan of compliance to the NYSE American addressing how we intend to regain compliance with Section 1003(a)(iii) of the Company Guide by the Compliance Deadline, and the plan is currently under review by the NYSE American.

If we are not in compliance with the continued listing standards by the Compliance Deadline, or if we do not make progress consistent with the plan of compliance during the plan period, the NYSE American staff may initiate delisting proceedings as appropriate. If we are delisted from the NYSE American, it may have an adverse impact on our share price and may make it more difficult for us to raise capital in the future. In particular, if we are delisted from the NYSE American, we will be unable to sell our common stock pursuant to the ATM Program.

We may not collect refunds of VAT in Mexico on the schedule we anticipate or at all.

We do not currently have sufficient resources to meet our expected cash needs during the twelve months ended June 30, 2024. As of June 30, 2023, we have recorded approximately $2.9 million in receivables from the Mexican government related to value added tax paid in Mexico. While we expect to recover approximately $1.5 million of that amount during the twelve months ended June 30, 2024, there is no certainty that it will be collected on a timely basis or at all. To the extent that we have forecast the collection of the VAT receivable in our cash forecast for the period, any delay in receiving payment of the VAT receivable will exacerbate our liquidity challenges and require further additional funding in order for us to continue as a going concern.

The labor union representing mine employees in Mexico is negotiating a new collective bargaining agreement that, together with labor and employment regulations, could adversely affect our mining activities and financial condition.

Mine employees in Mexico are typically represented by a union, and our relationship with our employees is, and we expect in the future will be, governed in part by collective bargaining agreements. Currently, the union representing mine employees in Mexico is negotiating a new collective bargaining agreement. We are uncertain of the terms of the new collective bargaining agreement but any collective bargaining agreement that we enter into with a union is likely to restrict our mining flexibility in and impose additional costs on our mining activities. In addition, relations between us and our employees in Mexico may be affected by changes in regulations or labor union requirements regarding labor relations that may be introduced by the Mexican authorities or by labor unions. Changes in legislation, the collective bargaining agreement, or in the relationship between us and our employees may have a material adverse effect on our mining activities and financial condition.

Recent amendments to the Mexican mining law may have an adverse impact on our operations in Mexico.

A significant portion of our properties are located in Mexico, including the Rodeo Property and the Velardeña Properties. In April 2023, the government of Mexico adopted a series of changes to the law governing mining operations in the country. Under the new mining law, among other changes, the maximum length of new mining concessions has been reduced from 50 to 30 years, the ability to obtain water extraction permits has been somewhat constrained, and a new mining profit tax has been established for the benefit of local communities. Government authorities will also be permitted to cancel concessions if no work has been done on them within two years. The full impact of the mining law reform is uncertain and may be subject to legal challenges in Mexico. However, we currently anticipate that the changes to the mining law will make it somewhat more difficult, time-consuming and expensive to conduct exploration activities in Mexico, as it will make it more challenging to obtain, maintain and develop mining concessions. We do not currently expect that the mining law reform will materially impede our current development plans at Velardeña, however, there is no assurance that mining laws in Mexico will not be further modified in the future. Moreover, to the extent that investors perceive Mexico as being less attractive to mining investment, it may be more difficult and expensive for us to satisfy our future capital needs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Golden Minerals Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 30, 2009).
3.2

First Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated September 2, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 9, 2011).

3.3

Second Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated May 19, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2016).

3.4

Third Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated June 11, 2020 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on March 25, 2021).

3.5

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2023).

3.6	Amended and Restated Bylaws of Golden Minerals Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023).
4.1	Form of Series A Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2019).
4.2	Form of Series B Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 19, 2019).
4.3	Form of Series A Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020).
4.4	Form of Series B Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2020).
4.5	Form of Common Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2023).
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 29, 2023).
10.1	Golden Minerals Company 2023 Equity Incentive Plan (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2023).
10.2

Securities Purchase Agreement between Golden Minerals Company and certain institutional investors, dated as of June 26, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2023).

10.3	Form of Restricted Stock Unit Award Agreement Pursuant to the 2023 Equity Incentive Plan.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Filed herewith ** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MINERALS COMPANY

Date:	August 9, 2023	By:	/s/ Warren M. Rehn
Warren M. Rehn
President and Chief Executive Officer

Date:	August 9, 2023	By:	/s/ Julie Z. Weedman
Julie Z. Weedman
Senior Vice President and Chief Financial Officer