Form 10-Q
period 2023-09-30
Golden Minerals Co
filed 2023-11-13
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023.

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

At November 9, 2023, 14,084,680 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	September 30,	December 31,
	2023	2022

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 5)	$1,583	$3,972
Short-term investments (Note 5)	11	20
Inventories, net (Note 7)	305	1,371
Value added tax receivable, net (Note 8)	3,144	1,465
Prepaid expenses and other assets (Note 6)	897	1,142
Total current assets	5,940	7,970
Property, plant and equipment, net (Note 9)	5,958	6,416
Investments (Note 5)	265	225
Other long-term assets (Note 10)	141	333
Total assets	$12,304	$14,944

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 11)	$5,036	$3,716
Other current liabilities (Note 13)	563	633
Total current liabilities	5,599	4,349
Asset retirement and reclamation liabilities (Note 12)	4,142	3,993
Other long-term liabilities (Note 13)	40	122
Total liabilities	9,781	8,464

Commitments and contingencies (Note 20)

Equity (Note 16)
Common stock, $.01 par value, 28,000,000 shares authorized; 8,573,252 and 6,836,735 shares issued and outstanding, respectively (1)	86	68
Additional paid-in capital	548,328	544,372
Accumulated deficit	(545,891)	(537,960)
Shareholders’ equity	2,523	6,480
Total liabilities and equity	$12,304	$14,944

(1) Reflects the one-for-25 reverse stock split that became effective June 9, 2023. Refer to Note 1, “Basis of Preparation of Financial Statements and Nature of Operations.”

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands except per share data)		(in thousands, except per share data)
Revenue:
Sale of metals (Note 17)	$2,512	$5,268	$11,702	$18,700
Total revenue	2,512	5,268	11,702	18,700
Costs and expenses:
Cost of metals sold (exclusive of depreciation shown below) (Note 17)	(3,320)	(4,374)	(11,225)	(13,335)
Exploration expense	(726)	(2,376)	(2,898)	(7,038)
El Quevar project expense	(118)	(154)	(435)	(448)
Velardeña care and maintenance costs	(310)	(370)	(905)	(843)
Administrative expense	(1,111)	(918)	(3,658)	(3,466)
Stock-based compensation	(92)	(194)	(324)	(543)
Reclamation expense	(74)	(71)	(222)	(211)
Other operating income, net	456	384	560	1,274
Depreciation and amortization	(148)	(89)	(380)	(241)
Total costs and expenses	(5,443)	(8,162)	(19,487)	(24,851)
Loss from operations	(2,931)	(2,894)	(7,785)	(6,151)
Other income (expense):
Interest and other income (expense), net (Note 18)	18	(3)	13	(17)
(Loss) gain on foreign currency transactions	(14)	154	91	252
Litigation settlement (Note 20)	(250)	—	(250)	—
Total other income (expense)	(246)	151	(146)	235
Loss from operations before income taxes	(3,177)	(2,743)	(7,931)	(5,916)
Income taxes (Note 15)	—	46	—	90
Net loss	$(3,177)	$(2,697)	$(7,931)	$(5,826)
Net loss per common share - basic (1)	$(0.38)	$(0.40)	$(1.06)	$(0.88)
Weighted-average shares outstanding - basic (2)	8,378,001	6,714,635	7,466,444	6,632,541

(1) Reflects the one-for-25 reverse stock split that became effective June 9, 2023. Refer to Note 1, “Basis of Preparation of Financial Statements and Nature of Operations.”

(2) Potentially dilutive shares have not been included for loss periods because to do so would be anti-dilutive. Potentially dilutive shares at September 30, 2023, consist of 408,545 equivalent shares related to stock compensation and 1,819,742 equivalent shares related to warrants outstanding. Potentially dilutive shares at September 30, 2022, consist of 440,209 equivalent shares related to stock compensation and 392,154 equivalent shares related to warrants outstanding. See Note 16 for a discussion of stock-based compensation and warrants.

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Cash flows used in operating activities:
Net cash used in operating activities (Note 19)	$(6,557)	$(6,401)
Cash flows from (used in) investing activities:
Proceeds from sale of assets	514	125
Investment in Golden Gryphon Explorations Inc.	(40)	(225)
Acquisitions of property, plant and equipment	—	(46)
Net cash from (used in) investing activities	$474	$(146)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,694	1,050
Common stock shares relinquished to pay taxes	—	(228)
Net cash from financing activities	$3,694	$822
Net decrease in cash and cash equivalents	(2,389)	(5,725)
Cash and cash equivalents, beginning of period	3,972	12,229
Cash and cash equivalents, end of period	$1,583	$6,504

See Note 19 for supplemental cash flow information.

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

			Additional
	Common Stock (1)		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

	(in thousands except share data)
Balance, December 31, 2021	6,538,566	$65	$542,081	$(527,961)	$14,185
Adjustment related to correction of immaterial error (Note 4)	—	—	—	(93)	(93)
Adjusted balance at January 1, 2022 (Restated)	6,538,566	65	542,081	(528,054)	14,092
Stock compensation accrued (Note 16)	—	—	149	—	149
KELTIP shares issued net of shares relinquished to cover withholding taxes (Note 16)	44,935	1	(230)	—	(229)
Net loss	—	—	—	(316)	(316)
Balance, March 31, 2022	6,583,501	$66	$542,000	$(528,370)	$13,696
Stock compensation accrued and restricted stock awards granted (Note 16)	20,000	—	200	—	200
Warrants exercised (Note 16)	120,000	1	1,049	—	1,050
Net loss	—	—	—	(2,813)	(2,813)
Balance, June 30, 2022	6,723,501	$67	$543,249	$(531,183)	$12,133
Stock compensation accrued and restricted stock awards granted (Note 16)	2,000	—	194	—	194
Net loss	—	—	—	(2,697)	(2,697)
Balance, September 30, 2022	6,725,501	$67	$543,443	$(533,880)	$9,630

Balance, December 31, 2022	6,836,735	$68	$544,372	$(537,960)	$6,480
Stock compensation accrued (Note 16)	—	—	189	—	189
Shares issued under the at-the-market offering agreement, net (Note 16)	109,999	1	677	—	678
Net loss	—	—	—	(3,266)	(3,266)
Balance, March 31, 2023	6,946,734	$69	$545,238	$(541,226)	$4,081
Stock compensation accrued (Note 16)	—	—	43	—	43
Shares issued under the at-the-market offering agreement, net (Note 16)	198,931	2	1,115	—	1,117
Offering and private placement transaction (Note 16)	790,000	8	1,847	—	1,855
Net loss	—	—	—	(1,488)	(1,488)
Balance, June 30, 2023	7,935,665	$79	$548,243	$(542,714)	$5,608
Stock compensation accrued (Note 16)	—	—	92	—	92
Warrants exercised (Note 16)	637,587	7	(7)	—	—
Net loss	—	—	—	(3,177)	(3,177)
Balance, September 30, 2023	8,573,252	$86	$548,328	$(545,891)	$2,523

(1) Reflects the one-for-25 reverse stock split that became effective June 9, 2023. Refer to Note 1, “Basis of Preparation of Financial Statements and Nature of Operations.”

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

(Unaudited)

1.	Basis of Preparation of Financial Statements and Nature of Operations

Golden Minerals Company (the “Company”, “we” “our” or “us”), a Delaware corporation, has prepared these unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements do not include all disclosures required by GAAP for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation. Certain prior period amounts may have been reclassified to conform to current classifications. Interim results are not necessarily indicative of results for a full year; accordingly, these interim condensed consolidated financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and filed with the SEC on March 22, 2023 (the “2022 Annual Report”).

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

We concluded mining operations at the Rodeo Property in June 2023, and we are engaged in planning for a restart of the Velardeña mine. We continue to evaluate and search for mining opportunities in North America (including Mexico) with near-term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties. We are also focused on advancing our Yoquivo exploration property in Mexico, and through the Earn-In Agreement with Barrick, our El Quevar advanced exploration property in Argentina. We are holding an additional portfolio of approximately 12 properties, located in Mexico, Nevada and Argentina for sale or advancement when possible.

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

Reverse Stock Split

On May 26, 2023, the Company’s Board of Directors approved a reverse stock split (the “Reverse Stock Split”) of the Company’s common stock, par value $0.01 per share, at a ratio of one-for-25 shares and a reduction in the total number of authorized shares of common stock of the Company from 350,000,000 shares to 28,000,000 shares (the “Authorized Shares Reduction”), each effective as of June 9, 2023. To effect the Reverse Stock Split and the Authorized Shares Reduction, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on May 30, 2023.

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

2.	Liquidity, Capital Resources and Going Concern

We do not currently have sufficient resources to meet our expected cash needs during the twelve months ended September 30, 2024. At September 30, 2023, we had current assets of approximately $5.9 million, including cash and cash equivalents of approximately $1.6 million. On the same date, we had accounts payable and other current liabilities of approximately $5.6 million. Because we have ceased mining at the Rodeo mine, our only near-term opportunity to generate cash flow from mining to support continued operations is the Velardeña mine.

We will require further sources of capital. In order to commence and maintain production at Velardeña, we expect that we will need approximately $3.0 to $3.5 million in capital inflows over the first five months of production. In addition, in order to satisfy the Company’s projected general, administrative, exploration and other expenses through September 30, 2024, we will need approximately $4.0 to $5.0 million in additional capital inflows. Assuming that we are successful in restarting production and that we meet our production objectives at the Velardeña Properties, cash flow from Velardeña is expected to be positive by the end of the second quarter of 2024. These additional capital inflows may take the form of asset sales (such as the one described below), equity financing activities (including the November 2023 Offering described below see Note 20 and Note 23), debt financing, production-based financing (such as streaming or royalty financing), collection of our outstanding VAT receivable, or otherwise.

We have previously announced the execution of a non-binding letter of intent for the sale of our Santa Maria property for a total consideration consisting of (i) initial cash proceeds of $1.5 million (plus an additional $0.24 million in VAT payment that we would retain) and (ii) a 1.5% net smelter return royalty on the Santa Maria concession up to a cap of $1.0 million (which may be purchased by the potential buyer from us for $0.5 million at any time prior to the commencement of commercial production on the Santa Maria property). If that transaction is consummated, the funds would likely be received in November 2023 or later.

We have also held discussions with various financing parties with regard to equity and/or debt financing as well as streaming or royalty arrangements involving future production at Velardeña.

As of September 30, 2023, we had value-added-tax (“VAT”) receivable in Mexico of approximately $3.1 million. Although we believe it is likely we will receive some material portion of this receivable early in the first quarter of 2024, there is no certainty as to the timing and amount of such payment.

The interim condensed consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, as noted above, our continuing long-term operations will be dependent upon our ability to secure sufficient funding to generate future profitable operations. The underlying value and recoverability of the amounts shown as property, plant and equipment in our interim condensed consolidated financial statements are dependent on our ability to continue to generate positive cash flows from operations and to continue to fund general administrative, and exploration activities that would lead to additional profitable mining and processing activities or to generate proceeds from the disposition of property, plant and equipment.

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this Quarterly Report on Form 10-Q is dependent upon its ability to generate sufficient cash flow from operations, collect VAT accounts receivable from the Mexican government, reduce expenses, sell non-core assets, and raise sufficient funds through equity or external sources. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of this Quarterly Report on Form 10-Q. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should the Company not continue as a going concern.

3.	New Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying interim condensed consolidated financial statements.

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

5.	Cash and Cash Equivalents and Investments

Cash and Cash Equivalents

Of the $1.6 million reported as “Cash and cash equivalents” on the Condensed Consolidated Balance Sheet at September 30, 2023, the Company had approximately $153,000 that was unavailable for use due to a court order freezing the bank accounts of one of the Company’s subsidiaries in Mexico related to a lawsuit, as further described in Note 20 and Note 23. The restrictions imposed on the subsidiary’s bank accounts did not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, and does not impact the Company’s ability to continue with plans for a Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico.

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

The following tables summarize the Company’s short-term investments:

		Estimated	Carrying
September 30, 2023	Cost	Fair Value	Value

	(in thousands)
Short-term investments:
Trading securities	$59	$11	$11
Total trading securities	59	11	11
Total short-term investments	$59	$11	$11

December 31, 2022
Short-term investments:
Trading securities	$59	$20	$20
Total trading securities	59	20	20
Total short-term investments	$59	$20	$20

Investment in Fabled

The short-term investments at September 30, 2023, and December 31, 2022 consist of 200,000 common shares of Fabled Silver Gold Corp. (“Fabled”) and 20,000 common shares of Fabled Copper Corp. Fabled is a junior mining company that entered into an option agreement with the Company to acquire the Company’s option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (see Note 9). The common shares were issued to the Company as partial consideration per the terms of the option agreement. The Fabled Copper Corp. shares were received in a spin-off of assets from Fabled that occurred on December 21, 2020, to which all existing shareholders of Fabled were entitled.

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

Investment in Golden Gryphon Explorations Inc.

Long-term investments at September 30, 2023 consist of approximately 1,650,880 shares of Golden Gryphon Explorations Inc. (“GGE”). In 2019, the Company entered into an earn-in agreement with GGE for the Sand Canyon project located in northwestern Nevada. In August 2022, pursuant to the second amendment to the earn-in agreement by which the earn-in period was extended an additional year, the Company purchased approximately 1,500,000 shares of GGE’s common stock for an aggregate purchase price of $225,000. On August 29, 2023, the Company purchased an additional 150,880 shares of GGE’s common stock for an aggregate purchase price of $40,000.

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

6.	Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2023	2022

	(in thousands)
Prepaid insurance	$228	$488
Current portion of deferred offering costs	—	45
Recoupable deposits and other	669	609
	$897	$1,142

The current portion of deferred offering costs is associated with the ATM Agreement (see Note 16).

Recoupable deposits and other at September 30, 2023 and December 31, 2022 includes a receivable from Barrick for reimbursement of costs of approximately $95,000 and $196,000, respectively, related to the Earn-in Agreement (see Note 9).

7.	Inventories

Inventories at the Velardeña Properties were as follows:

	September 30,	December 31,
	2023	2022

	(in thousands)
Doré inventory	$39	$230
In-process inventory	—	572
Material and supplies, net	266	569
	$305	$1,371

Doré and in-process inventories, recorded at book value, include approximately $2,000 and $28,000 of capitalized depreciation and amortization at September 30, 2023 and December 31, 2022, respectively. Doré inventory at September 30, 2023 consists of 21 payable ounces of gold and 58 payable ounces of silver. Doré inventory at December 31, 2022 consists of 157 payable ounces of gold and 652 payable ounces of silver.

The materials and supplies inventories are primarily related to the Velardeña operation and are reduced by a $0.3 million obsolescence reserve at September 30, 2023 and December 31, 2022.

8.	Value Added Tax Receivable, Net

At September 30, 2023, the Company recorded a net VAT paid in Mexico of $3.1 million related to the Velardeña Properties and the Rodeo operation, as a recoverable asset, which appears in “Value added tax receivable, net” on the Condensed Consolidated Balance Sheets. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts receivable will be recovered within a one-year period. At September 30, 2023, the Company recorded approximately $1.2 million of VAT payable as a reduction to the

VAT receivable in Mexico. At December 31, 2022, the Company had recorded approximately $1.5 million of VAT receivable.

The Company has also paid VAT in other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

.

9.	Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	September 30,	December 31,
	2023	2022

	(in thousands)
Mineral properties	$9,353	$9,353
Exploration properties	2,418	2,418
Royalty properties	200	200
Buildings	3,805	3,808
Mining equipment and machinery	16,321	17,127
Other furniture and equipment	1,377	1,355
Asset retirement cost	1,158	1,157
	34,632	35,418
Less: Accumulated depreciation and amortization	(28,674)	(29,002)
	$5,958	$6,416

For the nine months ended September 30, 2023 and 2022, the Company recognized approximately $380,000 and $241,000, respectively, of depreciation and amortization expense.

For the three months ended September 30, 2023 and 2022, the Company recognized approximately $148,000 and $89,000, respectively, of depreciation and amortization expense.

El Quevar Earn-In Agreement

On April 9, 2020, we entered into an earn-in agreement with Barrick (the “Earn-In Agreement”), pursuant to which Barrick has acquired an option to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina. As of December 31, 2021, Barrick had met the $1 million in work expenditures that would permit them to withdraw from the Earn-in Agreement. At September 30, 2023, Barrick has continued with exploration activities at El Quevar, per the terms of the Earn-in Agreement.

Sale of Santa Maria Property

On December 4, 2020, the Company and Fabled entered into an option agreement (the “Option Agreement”) under which Fabled would have acquired a 100% interest in the Santa Maria property by paying $4.5 million in cash over a period of several years. The Company recorded a $1.5 million payment it received from Fabled in December 2021 to “Deferred revenue” on the Condensed Consolidated Balance Sheets and amortized the amount to income over a one-year period. Upon receipt of each cash payment, the agreement imposed a performance obligation on the Company to provide Fabled an exclusive right to the Santa Maria Properties to conduct exploration and mining activities during the period from receipt of the payment until the due date of the next required payment. Accordingly, the Company has determined that its performance obligation for each option payment received is satisfied over time. The remaining unamortized balance of deferred revenue at September 30, 2023, and December 31, 2022, is zero.

On December 19, 2022, the Option Agreement was amended to reschedule the remaining $2.0 million payment into eight quarterly payments of $250,000 from January 31, 2023 through September 30, 2024. Fabled failed to make the payment due on January 31, 2023. In February 2023, the Company issued a notice of default under the Option Agreement to Fabled and the property has reverted to the Company as allowed under the terms of the Agreement. The carrying value of Santa Maria as of September 30, 2023, and December 31, 2022, is zero.

10.	Other Long-Term Assets

Other long-term assets consist of right of use assets and at September 30, 2023 include approximately $141,000 related to certain office leases. The right of use assets at December 31, 2022 include approximately $263,000 related to certain office leases and $70,000 related to a mining equipment lease at our Rodeo Property.

In December 2020, the Company’s wholly owned subsidiary, Minera de Cordilleras S. de R.L. de C.V., entered into an agreement with Triturados del Guadiana, S.A. de C.V. (“Trigusa”), whereby Trigusa has carried out mining activities at the Rodeo Property. Per the terms of the mining agreement, Trigusa provided services for the 27-month period beginning in December 2020 and ending on March 31, 2023. The Company determined that the mining agreement contained an embedded lease, relating to the mining equipment provided by Trigusa, per the guidance of ASU 2016-02 and Topic 842. The Company did not elect the practical expedient permitting the combination of lease and non-lease components of the mining agreement. The Company recorded a right of use asset and a lease liability of approximately $420,000 based on the net present value of the future lease payments discounted at 7.0%, which represented the Company’s incremental borrowing rate at that time. In March 2023, the mining agreement with Trigusa was extended to July 31, 2023. On May 1, 2023, the Company provided Trigusa with a notice of contract termination, subject to a 15-day notice period. Trigusa agreed to continue to provide loading services for low grade material.  On August 16, 2023, Trigusa stopped hauling material to Plant 2 and demobilized their equipment.

Lease liabilities are included in “Other liabilities,” short term and long term (see Note 13), in the Company’s Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022.

11.	Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	September 30,	December 31,
	2023	2022

	(in thousands)
Accounts payable and accruals	$3,396	$2,213
Accrued employee compensation and benefits	1,615	1,478
Income taxes payable (Note 15)	25	25
	$5,036	$3,716

September 30, 2023

Accounts payable and accruals at September 30, 2023, are primarily related to amounts due to contractors and suppliers in the amounts of $2.2 million related to the Company’s Velardeña Properties and the Rodeo Property and $1.2 million related to corporate administrative and exploration activities.

Accrued employee compensation and benefits at September 30, 2023, consist of $0.4 million of accrued vacation payable and $1.2 million related to withholding taxes and benefits payable. Included in the $1.6 million of accrued employee compensation and benefits is $1.4 million related to activities at the Velardeña Properties and the Rodeo Property.

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

The following table presents the asset retirement and reclamation liabilities as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022

	(in thousands)
Current asset retirement and reclamation liabilities	$50	$—
Non-current asset retirement and reclamation liabilities	4,142	3,993
	$4,192	$3,993

Current asset retirement and reclamation liabilities is included in “Other Current Liabilities” (see Note 13).

The following table presents the changes in the Company’s asset retirement and reclamation liabilities for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022

	(in thousands)
Balance at January 1,	$3,993	$3,569
Changes in estimates, and other	(23)	25
Accretion expense	222	211
Balance at September 30,	$4,192	$3,805

The change in estimate of the ARO recorded is due to a combination of changes in assumptions related to the timing of future expenditures, the change in inflation assumptions, and the change in the discount rate.

13.	Other Liabilities

Other Current Liabilities

The following table sets forth the Company’s other current liabilities:

	September 30,	December 31,
	2023	2022

	(in thousands)
Premium financing	$138	$406
Office lease liability	125	164
Mining equipment lease liability	—	63
Litigation contingency accrual	250	—
Current asset retirement and reclamation liabilities	50	—
	$563	$633

The premium financing at September 30, 2023 and December 31, 2022, consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers insurance and general liability insurance. In November 2022, the Company financed approximately $445,000 of its directors and officers insurance premium which is payable in eleven equal payments at an interest rate of 7.0% per annum. In May 2023, the Company financed approximately $147,000 of its general liability insurance premium which is payable in eleven equal payments at an interest rate of 8.3% per annum.

The office lease liability is related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 10).

The mining equipment lease liability is related to equipment used by the contract miner at our Rodeo Property (see Note 10).

The litigation contingency accrual is related to the Unifin lawsuit (see Note 20 and Note 23).

The current asset retirement and reclamation liabilities is related to the ARO (see Note 12).

Other Long-Term Liabilities

Other long-term liabilities of approximately $40,000 for the period ended September 30, 2023, are primarily related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 10).

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

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At September 30, 2023
Assets:
Cash and cash equivalents	$1,583	$—	$—	$1,583
Short-term investments	11	—	—	11
	$1,594	$—	$—	$1,594

At December 31, 2022
Assets:
Cash and cash equivalents	$3,972	$—	$—	$3,972
Short-term investments	20	—	—	20
	$3,992	$—	$—	$3,992

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term investments consist of 200,000 shares of common stock of Fabled and 20,000 shares of Fabled Copper Corp. and are classified within Level 1 of the fair value hierarchy (see Note 5).

At September 30, 2023 and December 31, 2022, the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

Non-recurring Fair Value Measurements

The Company recorded a change in estimate to its ARO as of September 30, 2023, of approximately $23,000 (see Note 12), reflecting a change in the fair value of the ARO primarily as the result of changes in assumptions related to the amount and timing of future expenditures used in the determination of future cash flows, following the guidance of ASC Topic 410. The fair value analysis was performed internally by the Company. The valuation falls within Level 3 of the fair value hierarchy.

No other non-recurring fair value adjustments to liabilities or long-lived assets were recorded during the nine months ended September 30, 2023 and 2022.

15.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis. In accordance with ASC 740, the interim provision for taxes was calculated by using the estimated annual effective tax rate applied to the year-to-date income or losses on a jurisdictional basis. Although the Company has generated ordinary losses on a year-to-date basis, the Company has projected taxable income by year end in certain tax jurisdictions, for which an annual effective tax rate has been calculated. For the nine months ended September 30, 2023, the Company recognized less than $1,000 of income tax expense.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, the Company had no deferred tax assets and no deferred tax liability on the Condensed Consolidated Balance Sheets due to a valuation allowance offsetting the net deferred tax assets of the Company.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The

Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority. Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements. The Company had no unrecognized tax benefits at September 30, 2023 or December 31, 2022.

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

June 2023 Offering and Private Placement Transaction

On June 26, 2023, the Company entered into a Securities Purchase Agreement with certain institutional investors  providing for the issuance and sale by the Company in a registered direct offering (the “June 2023 Offering”) of an aggregate of 790,000 shares of the Company’s common stock at a purchase price of $1.45 per share and pre-funded warrants exercisable for up to 637,587 shares of the Company’s common stock (the “Pre-Funded Warrants”) at a purchase price of $1.4499 per June 2023 Pre-Funded Warrant.

The June 2023 Pre-Funded Warrants were sold, in lieu of shares of the Company’s common stock, to such institutional investors whose purchase of shares of Company’s common stock in the June 2023 Offering would otherwise result in such institutional investors, together with their respective affiliates and certain related parties, beneficially owning more than 9.99% of the Company’s outstanding common stock immediately following the consummation of the June 2023 Offering. Each June 2023 Pre-Funded Warrant represents the right to purchase one share of the Company’s common stock at an exercise price of $0.0001 per share. The June 2023 Pre-Funded Warrants were exercisable immediately and could be exercised at any time until the June 2023 Pre-Funded Warrants are exercised in full. During the quarter ended September 30, 2023, all of the 637,587 June 2023 Pre-Funded Warrants were exercised for net proceeds of $63.76.

In a concurrent private placement (the “June 2023 Private Placement” and, together with the June 2023 Offering, the “June 2023 Transactions”), the Company agreed to issue warrants to purchase up to 1,427,587 shares of The Company’s common stock at an exercise price of $1.90 (the “June 2023  Warrants”). Each June 2023 Warrant is exercisable six months from the date of issuance and has a term expiring five years after such initial exercise date. The aggregate gross proceeds from the June 2023 Transactions were approximately $2.1 million, before deducting fees and offering expenses.

The net proceeds of the June 2023 Offering were recorded in equity and appear as a separate line item in the Condensed Consolidated Statements of Changes in Equity. Total costs for the June 2023 Offering were approximately $215,000, including listing fees, legal and other costs, and the placement agent fee of 6% of aggregate gross proceeds. All such costs were recorded as a reduction to “Additional paid in capital” on the Condensed Consolidated Balance Sheets.

At-the-Market Offering Agreement

In December 2016, the Company entered into an at-the-market offering agreement (as amended from time to time, the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, from time to time, issue and sell shares of the Company’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million (the “ATM Program”) or a maximum of 10 million shares. On September 29, 2017, the Company entered into an amendment to the ATM Agreement with Wainwright to reflect a new Registration Statement on Form S-3 (File No. 333-220461) under which shares of the Company’s common stock may be sold under the ATM Program. On November 23, 2018, the Company entered into a second amendment of the ATM Agreement extending the agreement until the earlier of December 20, 2020, or the date that the ATM Agreement is terminated in accordance with the terms therein. On December 11, 2020, the

Company entered into a third amendment of the ATM Agreement further extending the agreement so that it will remain in full force and effect until such time as the ATM Agreement is terminated in accordance with certain other terms therein or upon mutual agreement by the parties, and to reflect a new Registration Statement on Form S-3 (No. 333-249218). On March 29, 2023, the Company filed a Prospectus Supplement increasing the total amount available to be sold under the ATM to $10.0 million in addition to the amounts previously sold. On June 28, 2023, the Company filed another Prospectus Supplement decreasing the total amount available to be sold under the ATM to $3.0 million, not including the amounts previously sold.

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

During the nine months ended September 30, 2023, the Company sold an aggregate of 308,930 shares of common stock under the ATM Program at an average price of $6.19 per share of common stock for net proceeds, after commissions and fees, of approximately $1,839,000. Approximately $45,000 of deferred ATM Program costs were amortized during the nine months ended September 30, 2023. The remaining balance of the deferred ATM Program costs, recorded in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheet (see Note 6), is zero at September 30, 2023.

During the nine months ended September 30, 2022, the Company did not sell shares of common stock under the ATM Program. At September 30, 2022, there was a remaining balance of $70,000 of deferred ATM Program costs, recorded in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheets.

As of September 30, 2023, there was approximately $3.0 million remaining available for issuance under the ATM Program based on a prospectus supplement filed with SEC on June 28, 2023. On October 1, 2023, the 2020 Registration Statement on Form S-3 expired.

Equity Incentive Plans

Under the Company’s Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”) awards of the Company’s common stock may be made to officers, directors, employees, consultants and agents of the Company and its subsidiaries.

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

Following the adoption of the 2023 Plan, no further awards may be made under the 2009 Plan.

Restricted Stock Grants

The following table summarizes the status and activity of the Company’s restricted stock grants at September 30, 2023, and the changes during the nine months then ended:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
Restricted Stock Grants	Shares	Per Share
Outstanding at beginning of period	19,800	$10.95
Granted during the period	—	—
Restrictions lifted during the period	(12,933)	11.97
Forfeited during the period	—	—
Outstanding at end of period	6,867	$9.02

As of September 30, 2023, no restricted stock grants had been made under the 2023 Plan.

For the nine months ended September 30, 2023 and 2022, the Company recognized approximately $76,000 and $163,000, respectively, of stock compensation expense related to the restricted stock grants.

For the three months ended September 30, 2023 and 2022, the Company recognized approximately $20,000 and $37,000, respectively, of stock compensation expense related to the restricted stock grants.

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

The following table summarizes the status and activity of the Company’s RSUs at September 30, 2023, and the changes during the nine months then ended:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
Restricted Stock Units	Shares	Per Share
Outstanding at beginning of period	232,409	$15.06
Granted during the period	40,000	1.62
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at end of period	272,409	$13.09

During the nine months ended September 30, 2023, the Company granted 40,000 RSUs to an officer of the Company under the 2023 Plan.

For the nine months ended September 30, 2023 and 2022, the Company recognized approximately $270,000 and $244,000, respectively, of stock compensation expense related to the RSUs.

For the three months ended September 30, 2023 and 2022, the Company recognized approximately $58,000 and $73,000, respectively, of stock compensation expense related to the RSUs.

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

The Company intends to settle all the KELTIP Units in common stock of the Company, an option that the Board of Directors holds in its sole discretion so long as sufficient shares remain available under the 2009 Plan. As a result, all outstanding KELTIP Units are recorded in equity at September 30, 2023 and December 31, 2022.

For the three months ended September 30, 2023, the Company recognized approximately $14,000 of stock compensation expense related to the KELTIP grants. For the nine months ended September 30, 2023, the Company recognized approximately $21,000 of stock compensation income related to the grants due to KELTIP Units being forfeited upon departure of an officer of the Company. There were 168,000 and 188,000 KELTIP Units outstanding at September 30, 2023 and December 31, 2022, respectively. However, under the 2023 Plan the Company discontinued the KELTIP and will no longer issue KELTIP Units.

For the three and nine months ended September 30, 2022, the Company recognized approximately $39,000 and $136,000, respectively, of stock compensation expense related to the KELTIP units.

Common Stock Warrants

The following table summarizes the status of the Company’s common stock warrants at December 31, 2022, and September 30, 2023, and the changes during the nine months then ended:

		Weighted
	Number of	Average
	Underlying	Exercise Price
Common Stock Warrants	Shares	Per Share
Outstanding at December 31, 2022	392,155	$8.58
Granted during period
June 2023 pre-funded warrants	637,587	0.0001
June 2023 warrants	1,427,587	1.90
Exercised during period	—	—
June 2023 pre-funded warrants	(637,587)	0.0001
Expired during period	—	—
Outstanding at September 30, 2023	1,819,742	$3.19

The warrants relate to prior registered offerings and private placements of the Company’s stock.

All outstanding warrants are recorded in equity at September 30, 2023 and December 31, 2022, following the guidance established by ASC Topic 815-40. The Company’s warrants allow for potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock. Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these warrants.

17.	Sale of Metals and Related Costs

Revenue from Gold and Silver in Doré

During the nine months ended September 30, 2023, the Company recorded revenue of approximately $9.7 million and related costs of approximately $11.0 million related to gold and silver contained in doré bars related to the Rodeo operation. The gold and silver contained in the doré bars were sold to one customer, a metals refinery located in the United States. Under the terms of the Company’s agreement with its customer, title passes and revenue is recognized by the Company when the contractual performance obligations of the parties are completed, generally at the time a provisional or final payment is made. A provisional payment for approximately 95% of the contained gold and silver is made generally within 10-12 days after the product is shipped and customary sales documents are completed. A final payment is made within approximately 30 days following the date of shipment when final assays and refinery charges are agreed upon by the parties. A price for the gold and silver sold is set, based on current market prices, at the time a provisional or final payment is made. Refining and transport costs, deducted from the final payments made, are treated as third-party agent costs incurred by the Company in performing its obligations under the agreement with its customer after the transfer of control on provisional sales and are therefore netted against revenue on an accrual basis.

During the nine months ended September 30, 2022, the Company sold gold and silver contained in doré bars related to the Rodeo operation and recorded revenue of approximately $18.7 million and related costs of approximately $13.3 million. Costs related to the sale of metal products include direct and indirect costs incurred to mine, process and market the products.

Revenue from Concentrate Sales

In April 2023, the Company began to sell three different concentrates containing various amounts of gold, silver, lead and zinc produced from material processed from the Velardeña mine which had been stockpiled from test mining performed in 2022 as part of the studies undertaken in connection with the potential restart of the Velardeña Properties. During the nine months ended September 30, 2023, the Company recorded revenue of $1.5 million from the combined sales of these concentrates and related costs of $0.2 million. The concentrate was sold to one customer, a metal trader in Mexico. Under the terms of the Company’s agreement with its customer, title passes and revenue is recognized by the Company when the contractual performance obligations of the parties are completed, generally at the time a provisional or final payment is made. A provisional payment for approximately 90% of the contained gold, silver, lead and zinc is made generally within 10-12 days after the product is shipped and customary sales documents are completed. A final payment is made within approximately 60 days following the date of shipment when final assays and refinery charges are agreed upon by the parties. A price for the gold and silver sold is set, based on average market prices, one month following the delivery of concentrate to the buyer. Refining and transport costs, deducted from the final payments made, are treated as third-party agent costs incurred by the Company in performing its obligations under the agreement with its customer after the transfer of control on provisional sales and are therefore netted against revenue on an accrual basis.

There were no concentrate sales during the nine months ended September 30, 2022.

Revenue from Slag Sales

During the nine months ended September 30, 2023, the Company recorded revenue of $0.5 million and related costs of zero related to the gold and silver contained in the slag from the Rodeo Property. The slag was sold to one customer, a metals refinery located in the United States. Under the terms of the Company’s agreement with its customer, title passes and revenue is recognized by the Company when the contractual performance obligations of the parties are completed which occurs at the time a final payment is made. Final payment is made 30 working days after the settlement of assays for 95% of the contained gold and 90% of the contained silver. The price for the gold and silver sold is set on the first trading day following the day of the settlement assay. Refining costs are deducted from the final payments made, are treated as third-party agent costs incurred by the Company in performing its obligations under the agreement with its customer and are therefore netted against revenue.

There were no slag sales during the nine months ended September 30, 2022.

18.	Interest and Other Income (Expense), Net

For the three and nine months ended September 30, 2023 and 2022, the Company recognized a nominal amount of Interest and other income (expense), net.

19.	Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Cash flows (used in) from operating activities:
Net loss	$(7,931)	$(5,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	380	241
Accretion of asset retirement obligation	222	211
Loss on trading securities	9	32
Gain on sale of assets	(436)	(125)
Stock-based compensation	324	543
Litigation settlement	250	—
Changes in operating assets and liabilities from continuing operations:
Decrease (increase) in inventories, net	1,066	(150)
Increase in value added tax receivable, net	(1,679)	(480)
Decrease (increase) in prepaid expenses and other assets	201	(37)
Decrease in other long-term assets	192	104
Increase in accounts payable and other accrued liabilities	1,320	835
Decrease in deferred revenue	—	(1,125)
Decrease in other current liabilities	(320)	(445)
(Decrease) increase in reclamation liability	(73)	25
Decrease in other long-term liabilities	(82)	(204)
Net cash used in operating activities	$(6,557)	$(6,401)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Supplemental disclosure:
Interest paid	$17	$6
Income taxes paid	$—	$413

Supplemental disclosure of non-cash transactions:
Deferred equity offering costs amortized	$45	$—

20.	Commitments and Contingencies

During April 2021, the Company became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”). The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”). The lawsuit was assigned to the Fifth Specialized Commercial District Court. In November 2022, the Company was formally served with the complaint in connection with the lawsuit and in December 2022 the Company filed its answer to the complaint. Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment. At the time the documentation was allegedly signed, Minera William was a subsidiary of ECU Silver Mining prior to the Company’s acquisition of ECU in September 2011. As a preemptive measure, Unifin has obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which has limited the Company’s and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates. Notwithstanding this action, the restrictions imposed on Minera William’s bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary. Likewise, the action does not impact the Company’s ability to continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico. However, because the Velardeña mine and one processing plant are held by Minera William, any adverse outcome to the action may have a material impact on our ability to restart production at Velardeña. Unifin is seeking recovery for as much as US$12.5 million. The Company believes there is no basis for this claim. A preliminary hearing was initially scheduled to take place in April 2023 but was rescheduled to June 2023. In June 2023 Minera William and Unifin agreed to pursue discussions to settle the matter and the Court agreed to suspend trial to allow Minera William and Unifin to negotiate a settlement agreement. Subsequent to September 30, 2023, tentative terms were reached to settle the dispute in exchange for a payment by the Company of 0.25 million, although no definitive settlement agreement has yet been executed. An accrued liability has been recorded for $0.25 million as of September 30, 2023 (see Note 13 and Note 23).

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

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative			Capital
September 30, 2023	Revenue	to Sales	Amortization	Expense	Pre-Tax Loss	Total Assets	Expenditures
Mexico Operations	$2,512	$3,347	$145	$753	$1,896		$—
Corporate, Exploration and Other	—	—	3	1,485	1,281		—
Consolidated	$2,512	$3,347	$148	$2,238	$3,177		$—

Nine Months Ended
September 30, 2023
Mexico Operations	$11,702	$11,225	$368	$2,907	$3,041	$7,727	$
Corporate, Exploration and Other	—	—	12	4,989	4,890	4,577
Consolidated	$11,702	$11,225	$380	$7,896	$7,931	$12,304	$—

Three Months Ended
September 30, 2022
Mexico Operations	$5,268	$4,374	$77	$1,878	$1,097		$17
Corporate, Exploration and Other	—	—	12	1,940	1,646		2
Consolidated	$5,268	$4,374	$89	$3,818	$2,743		$19

Nine Months Ended
September 30, 2022
Mexico Operations	$18,700	$13,335	$204	$5,815	$14	$9,084	$43
Corporate, Exploration and Other	—	—	37	5,980	5,902	9,465	3
Consolidated	$18,700	$13,335	$241	$11,795	$5,916	$18,549	$46

22.	Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services, Lease of Equipment:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of The Sentient Group (“Sentient”). Sentient, through the Sentient executive funds, holds approximately 18% of the Company’s 8.6 million shares of issued and outstanding common stock. The administrative services are provided locally in Mexico by the administrative staff in the Company’s Mexico office. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. The Company also leases, from time to time, certain nonessential mining equipment to Minera Indé. Amounts received under the arrangement reduce costs incurred for exploration. The Company’s Board of Directors and Audit Committee approved the agreement. For the nine months ended September 30, 2023 and 2022, the Company charged Minera Indé approximately $233,000 and $135,000, respectively, for services and the use of equipment, offsetting costs that are recorded in “Exploration expense” in the Condensed Consolidated Statements of Operations.

23.Subsequent Events

Unifin Litigation

On October 27, 2023 the Company was informed that Unifin has expressed its willingness to settle the dispute with the Company in exchange for a payment by the Company of $0.25 million although no definitive settlement agreement has yet been executed. The Company expects to use $153,000 in cash that has been frozen in the Minera William bank account as partial payment of the settlement amount (see Note 5). An accrued liability has been recorded for $0.25 million as of September 30, 2023 (see Note 13 and Note 20).

November 2023 Offering

On November 6, 2023, the Company entered into a Securities Purchase Agreement with certain purchasers providing for the issuance and sale by the Company pursuant to a Registration Statement on Form S-1 (No. 333-274403)

(the “November 2023 Offering”) of an aggregate of 4,712,488 shares of the Company’s common stock, $0.01 par value per share, at a purchase price of $0.70 per share; (ii) pre-funded warrants to purchase 1,287,512 shares of the Company’s common stock (the “November 2023 Pre-Funded Warrants”) at a purchase price of $0.0001 per November 2023 Pre-Funded Warrant; (iii) Series A warrants to purchase 6,000,000 shares of the Company’s common stock (the “November 2023 Series A Warrants”) at a purchase price of $0.70 per November 2023 Series A Warrants; (iv) Series B warrants to purchase 3,000,000 shares of the Company’s common stock (the “November 2023 Series B Warrants” at a purchase price of $0.70 per November 2023 Series B Warrants.

The November 2023 Pre-Funded Warrants are exercisable immediately and could be exercised at any time until the November 2023 Pre-Funded Warrants are exercised in full. The November 2023 Series A Warrants are exercisable immediately and will expire five years from the date of issuance. The November 2023 Series B Warrants are exercisable immediately and will expire 18 months from the date of issuance. The aggregate gross proceeds from the November 2023 Offering was $4.2 million, before deducting fees and offering expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law. During the nine months ended September 30, 2023, our principal source of revenue was from the sale of gold and silver from our Rodeo Property in Durango, Mexico. We also had a secondary source of revenue from concentrate produced from material previously mined in 2022 at our Velardeña Property during a test mining study. We incurred net operating losses for the nine months ended September 30, 2023 and 2022.

Mining operations at the Rodeo Property concluded in the second quarter of 2023, and we are engaged in activities to restart Velardeña. We also continue to evaluate and search for mining opportunities in North America (including Mexico) with near-term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties. We are also focused on advancing our Yoquivo exploration property in Mexico as funds become available, and through the Earn-In Agreement with Barrick, our El Quevar exploration property in Argentina. We are holding an additional portfolio of approximately 12 properties, located in Mexico, Nevada and Argentina for sale or advancement when possible.

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

2023 Highlights

Rodeo Property

From inception in January 2021, through the end of the third quarter of 2023, we have produced 31,126 ounces of gold and 126,151 ounces of silver from Rodeo. Cash costs per payable gold ounce, net of silver by-product credits averaged $1,275 during that period.

Mill throughput averaged 603 tonnes per day in the first quarter 2023 and 558 tonnes per day in the second quarter 2022. We ceased mining activities at Rodeo during the second quarter of 2023. During the third quarter of 2023, we processed stockpiled material from Rodeo. We stopped processing the stockpiled material during September 2023 as the grades dropped to an uneconomic level.

The table below sets forth the key processing and sales statistics for the Rodeo operation for the three and nine months ended September 30, 2023:

Rodeo Operations Statistics
(in thousands except per unit amounts)

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Tonnes mined (1)	-	226,896
Tonnes in stockpiles awaiting processing (2)	-	-
Tonnes in low grade stockpiles (3)	-	-
Tonnes processed	30,841	135,900
Average tonnes per day processed	335	498

Average gold grade processed (grams per tonne)	1.2	1.5
Average silver grade processed (grams per tonne)	5.8	7.1

Plant recovery - gold (%)	71.6	72.1
Plant recovery - silver (%)	85.6	81.7

Payable gold produced in doré (ounces)	837	4,746
Payable silver produced in doré (ounces)	3,767	23,044
Payable gold equivalent produced in doré (ounces) (4)	883	5,025

Gold sold in doré (ounces)	1,044	4,882
Silver sold in doré (ounces)	4,525	23,639
Gold equivalent sold in doré (ounces) (4)	1,099	5,168

Average realized price, before refining and selling costs
Gold (dollar per ounce)	$ 1,931.42	$ 1,929.96
Silver (dollar per ounce)	$ 23.67	$ 23.37

(1) Includes all mined material transported to the plant, stockpiled or designated as waste
(2) Includes mined material stockpiled at the mine or transported to the plant awaiting processing in the plant
(3) Material grading between 1.6 g/t (current cutoff grade) and 1 g/t Au held for possible future processing
(4) Gold equivalents based on realized $ Au and $ Ag price

The following table highlights additional non-GAAP cost and revenue statistics related to the Rodeo operations:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Total cash operating costs	$2,533	$10,154
Treatment and refining costs	64	263
Silver by-product credits	(107)	(552)
Total cash costs, net of by-product credits	$2,490	$9,865

Cash cost per unit
Payable gold ounces produced in doré	837	4,746
Total cash operating costs	$3,026	$2,139
Treatment and refining charges	77	56
Silver by-product credits	(128)	(116)
Total cash costs, net of by-product credits, per payable gold ounce (1)	$2,975	$2,079

Tonnes processed in plant	30,841	135,900
Total cash operating costs per tonne processed	$82	$75

(1) Cash costs, net of by-product credits, per payable ounce of gold is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation to the GAAP financial measure.

Total cash operating costs for the three and nine months ended September 30, 2023, as depicted in the table above, include all production costs during the period, including mining, milling and general and administrative costs related to mined and material including full administrative costs in Mexico that are not categorized as costs to produce concentrate or exploration or Velardeña care and maintenance costs.

Total operating margin related to the Rodeo operations for the three and nine months ended September 30, 2023 were negative $1.0 million and negative $0.7 million, respectively, on sales of metal in doré and slag of $2.3 million and $10.2 million, respectively, offset by cost of metal sold of $3.3 million and $11.0 million, respectively.

All operating activity at Rodeo and Plant II concluded by September 30, 2023.

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

“Cost of metals sold,” reported as a separate line item in our Condensed Consolidated Statements of Operations for the three months and the nine months ended September 30, 2023, is the most comparable financial measure, calculated in accordance with GAAP, to “Total cash costs, net of by-product credits.” “Cost of metals sold” includes adjustments for changes in inventory and excludes third-party related treatment and refining costs, which are reported as part of revenue in accordance with GAAP. The following table presents a reconciliation for the three months and nine months ended September 30, 2023, between the non-GAAP measure of “Total cash cost, net of by-product credits” to the most directly comparable GAAP measure, “Cost of metals sold.”

Reconciliation of Cash Costs to Cost of Metals Sold

	Reconciliation of Costs of Metals Sold (GAAP) to Total Cash Costs, net of By-product Credits (Non-GAAP)
	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Total cash costs, net of by-product credits	$2,490	$9,865

Reconciliation to GAAP measure:
Treatment and refining costs	$(64)	$(263)
Silver by-product credits	107	553
Write down of inventories to net realizable value	(75)	63
Change in inventory (excluding depreciation, depletion and amortization)	842	776
Costs of metal unrelated to Rodeo Operations	20	231
Cost of metals sold	$3,320	$11,225

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

In early 2023, the terms for the sale of our gold-rich pyrite concentrates improved significantly over previously-available terms. The recently improved terms allow us to re-open the Velardeña Properties’ mines without the BIOX™ plant. Internal cash flow models using the new concentrate sales terms yield results only slightly less attractive than models using BIOX™ treatment; however, the new models require low capital investment and so are much less risky to implement. We are now planning to restart production at Velardeña during the fourth quarter 2023 without the need for the BIOX™ facility, subject to our ability to obtain sufficient capital to do so.

In March 2023, we restarted our flotation plant (Plant I) to process 3,000 tonnes of mineralized material that had been stockpiled during the test mining in 2022. Under the new concentrate sales terms, 656 tonnes of gold-rich pyrite concentrate, 118 tonnes of silver-rich lead concentrate and 63 tonnes of zinc concentrate have been sold under an offtake agreement through September 30, 2023. The three shipments that have been completed in the nine months ended September 30, 2023 generated cash receipts of approximately $1.5 million. These successful sales of concentrates on the improved terms have caused us to shift our efforts towards a restart of Velardeña without the requirement of constructing and using the BIOX™ technology. An internally prepared updated forecast assuming gold and silver prices of $1,900 and $22.50 per ounce, respectively, indicates that Velardeña can generate a positive net operating margin within around six months of restarting operations. We have included cash flow from Velardeña production in our updated liquidity forecast for the next twelve months ending September 30, 2024, which forecasts future cash flow from operating margins assuming Velardeña operations restart in November 2023. See “—Liquidity, Capital Resources and Going Concern—2023 Liquidity Forecast and Going Concern Qualification” below.

In August 2023 we released and filed the results of an updated independent technical report prepared under S-K 1300 guidelines.  The report validates our internal economic models for the Velardeña resource and potential economic results. For purposes of our internal cash flow projections, we have utilized more conservative assumptions than those reflected in the technical report summary.

Preparations to restart the operation have progressed on schedule including arrangements with union staff, contract miners, plant operators, and support personnel. Our ability to restart production is dependent on our ability to raise sufficient capital in the near term.

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

The Company has entered into a non-binding agreement to sell the Santa Maria concessions to a private third party and, if the transaction proceeds, we anticipate that we will close in the fourth quarter of 2023.

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three months ended September 30, 2023, to the three months ended September 30, 2022.

Three Months Ended September 30, 2023

Revenue from the sale of metals. In addition to the sales of doré from Rodeo, beginning in April of 2023 we also sold three types of concentrates which were produced from Velardeña material that had been mined in 2022 as part of the test mining to analyze the potential restart of the Velardeña Properties. We also sold slag remaining from previous doré sales and doré production at Plant 2.

●	Doré Sales - We recorded $2.1 million in revenue related to gold and silver in doré for the three months ended September 30, 2023, and $5.3 million for the three months ended September 30, 2022. Lower revenue in 2023 resulted from 2,046 fewer gold equivalent ounces sold partially offset by a slightly higher realized price of $1,931 per ounce for the three months ended September 30, 2023, compared to $1,703 per ounce for the three months ended September 30, 2022. Fewer gold ounces were sold in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to the lower amount and grade of the material processed mainly attributed to the cessation of mining at Rodeo in the second quarter 2023.

●	Concentrate Sales – We recorded $0.2 million in the three months ended September 30, 2023 from the final settlement of previous sales of gold-rich pyrite concentrate, silver-rich lead concentrate and zinc concentrate. There were no concentrate sales in the three months ended September 30, 2022.

●	Slag Sales – We recorded $0.2 million in revenue related to the gold and silver in slag that was sold to a refiner in the United States in the three months ended September 30, 2023. There were no slag sales in the three months ended September 30, 2022.

Cost of metals sold. For the three months ended September 30, 2023 and 2022, we recorded $3.3 million and $4.4 million of cost of metals sold, respectively. Lower costs in 2023 compared to 2022 were due primarily to lower mining costs as mining operations at Rodeo concluded at the end of June 2023.

Exploration expense. Our exploration expense, including property holding costs and allocated administrative expenses, totaled $0.7 million and $2.4 million for the three months ended September 30, 2023 and 2022, respectively. The lower exploration expense for 2023 is primarily related to the absence of costs related to increase the capacity of the tailings facility at Velardeña incurred in the three months ended September 30, 2022 which were not incurred during the three months ended September 30, 2023.

Velardeña care and maintenance costs. We recorded $0.3 million and $0.4 million for the three-month periods ended September 30, 2023 and 2022, respectively, for expenses related to care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.

El Quevar project expense. We incurred $0.1 million and $0.2 million for the three-month periods ended September 30, 2023 and 2022, respectively, related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. During the three months ended September 30, 2023 and 2022, approximately $0.0 million and $0.1 million, respectively, of costs actually incurred were offset by reimbursements from Barrick as discussed above.

Administrative expense. Administrative expenses totaled $1.1 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Rodeo Property, Velardeña Properties, El Quevar project and our exploration portfolio.

Stock-based compensation. During the three months ended September 30, 2023 and 2022, we incurred approximately $0.1 million and $0.2 million, respectively, of expense related to stock-based compensation. Stock-based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the three months ended September 30, 2023 and 2022, we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties and environmental liabilities associated with the Rodeo operation.

Other operating income, net. We recorded $0.5 million of other operating income for the three months ended September 30, 2023 primarily related to the sale of non-core assets. For the three months ended September 30, 2022, we recorded $0.4 million of other operating income primarily related to the amortization of deferred income related to the option agreement for the sale of the Santa Maria property described in our 10-K report for the year ended December 31, 2022.

Depreciation, depletion and amortization. During each of the three months ended September 30, 2023 and 2022, we incurred depreciation, depletion and amortization expense of approximately $0.1 million.

Interest and other expense, net. We recorded a nominal amount of interest and other expense, net for each of the three months ended September 30, 2023 and 2022.

Litigation settlement expense. During the three months ended September 30, 2023, we recorded approximately $0.3 million to settle the Unifin matter discussed below in item 1 of Part II.  During the three months ended September 30, 2022, we recorded approximately $0.0 million.

Gain (loss) on foreign currency losses. During the three months ended September 30, 2023, we recorded a nominal amount of foreign exchange gains. During the three months ended September 30, 2022, we recorded $0.2 million of foreign exchange gains. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary transactions incurred by our foreign subsidiaries that are denominated in currencies other than U.S. dollars.

Income taxes. We recorded a zero tax benefit for the three months ended September 30, 2023. We recorded a nominal amount for an income tax benefit for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023

Revenue from the sale of metals. As discussed above, in addition to the sales of doré from Rodeo, beginning in April of 2023 we also sold three types of concentrates which were produced from Velardeña material that had been mined in 2022 as part of the test mining to analyze the potential restart of the Velardeña Properties. We also sold slag remaining from previous doré sales and doré production at Plant 2.

●	Doré Sales - We recorded $9.7 million in revenue related to gold and silver in doré for the nine months ended September 30, 2023, and $18.7 million for the nine months ended September 30, 2022. Lower revenue in 2023 resulted from 5,239 fewer gold equivalent ounces sold partially offset by a slightly higher realized price of $1,930 per ounce for the nine months ended September 30, 2023, compared to $1,825 per ounce for the nine months ended September 30, 2022. Fewer gold ounces were sold in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due to the lower amount and grade of material processed mainly attributed to the cessation of mining at Rodeo in the second quarter 2023.

●	Concentrate Sales – We recorded $1.5 million in the nine months ended September 30, 2023 from the sale of 656 tonnes of gold-rich pyrite concentrate, 118 tonnes of silver-rich lead concentrate and 63 tonnes of zinc concentrate. There were no concentrate sales in the nine months ended September 30, 2022.

●	Slag Sales – We recorded $0.5 million in revenue related to the gold and silver in slag that was sold to a refiner with operations in Mexico and United States in the nine months ended September 30, 2023. There were no slag sales in the nine months ended September 30, 2022.

Cost of metals sold. For the nine months ended September 30, 2023 we recorded $11.2 million of cost of metals sold, and we recorded $13.3 million during the nine months ended September 30, 2022 for cost of metals sold. Lower costs in 2023 compared to 2022 were due primarily to lower mining costs related to cessation of mining at Rodeo at the end of June along with lower processing costs related to lower cyanide consumption and lower grinding costs due to a change in the metallurgy of the lower grade material processed in 2023.

Exploration expense. For the nine months ended September 30, 2023 we incurred exploration expense of $2.9 million. This included $0.6 million for work on the tailings dam at Plant 2, $0.3 million for general expenses in Argentina and $2.0 million for property holding costs and other allocated administrative expenses. For the nine months ended September 30, 2022, we incurred exploration expense of $7.0 million. The higher costs in 2022 were comprised of $1.2 million of test mining and optimization of the bio-oxidation plant design conducted at Velardeña, $1.1 million of exploration at Yoquivo, $1.0 million at our Sarita Este property in Argentina, $0.8 million at our Rodeo operation, $0.6 million on tailing capacity expansion to support Rodeo production and $2.3 million in other general exploration expenses.

El Quevar project expense. For each of the nine months ended September 30, 2023, and 2022, we incurred $0.4 million related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. During the nine months ended September 30, 2023, and 2022, approximately $0.1 million and $0.7 million of costs were reimbursed by Barrick, respectively as discussed above.

Velardeña care and maintenance costs. We recorded $0.9 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively, for expenses related to shut down and care and maintenance at our Velardeña Properties as a result of the suspension of mining and processing activities in November 2015.

Administrative expense. Administrative expenses totaled $3.7 million and $3.5 million for the nine months ended September 30, 2023 and 2022, respectively. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Rodeo and Velardeña Properties, El Quevar project and our exploration portfolio. The $3.7 million of administrative expenses we incurred during the nine months of 2023 is comprised of $1.6 million of employee compensation and directors’ fees, $1.1 million of professional fees and $1.0 million of insurance, rents, travel expenses, utilities, and other office costs. The $3.5 million of administrative expenses we incurred during the nine months of 2022 is comprised of $1.5 million of employee compensation and directors’ fees, $0.9 million of professional fees and $1.1 million of insurance, rents, travel expenses, utilities, and other office costs.

Stock-based compensation. During the nine months ended September 30, 2023 we incurred approximately $0.3 million of expense related to stock-based compensation. During the nine months ended September 30, 2022, we incurred approximately $0.5 million of expense related to stock-based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the nine-month periods ended September 30, 2023 and 2022 we incurred approximately $0.2 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other operating income (expense), net. We recorded $0.6 million of other operating income for the nine months ended September 30, 2023 mainly related to the sale of non-core assets. We recorded $1.3 million in the nine months ended September 30, 2022 mainly related to the amortization of deferred income related to the option agreement for the sale of the Santa Maria property.

Depreciation, depletion and amortization. We recorded $0.4 million and $0.2 million during the nine-month periods ended September 30, 2023 and 2022, respectively, for depreciation, depletion and amortization expense.

Interest and other expense, net. We recorded a nominal amount of interest and other expense, net for each of the nine-month periods ended September 30, 2023 and 2022.

Litigation settlement expense. During the nine months ended September 30, 2023 we recorded approximately $0.3 million to expense to settle the Unifin matter discussed below in item 1 of Part II. During the nine months ended September 30, 2022 we recorded approximately $0.0 million to expense.

Gain (loss) on foreign currency. We recorded $0.1 million and $0.3 million in foreign currency gain for the nine months ended September 30, 2023 and 2022, respectively. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary transactions incurred by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded tax expense of less than $1,000 for the nine months ended September 30, 2023. We recorded a $90,000 tax benefit for the nine months ended September 30, 2022.

Liquidity, Capital Resources and Going Concern

2023 Liquidity Forecast and Going Concern Qualification

We do not currently have sufficient resources to meet our expected cash needs during the twelve months ended September 30, 2024. At September 30, 2023, we had current assets of approximately $5.9 million, including cash and cash equivalents of approximately $1.6 million. On the same date, we had accounts payable and other current liabilities of approximately $5.6 million. Because we have ceased mining at the Rodeo mine, our only near-term opportunity to generate cash flow from mining to support continued operations is the Velardeña mine.

On November 8, 2023, the Company closed the November 2023 Offering which raised $4.2 million and netted approximately $3.8 million after expenses (see Note 23 in the interim condensed consolidated financial statements). These funds were anticipated in the Company’s forecast. Also included in the Company’s forecast is the projected receipt of additional capital of $3.0 to $4.5 million during the next twelve-month period ending September 30, 2024. In order to commence and maintain production at Velardeña, the Company expects to spend approximately $3.0 to $3.5 over the first five months of production primarily for additional underground development, which is included in the capital forecast discussed above. The actual amount of additional capital inflows required during the twelve-month period ending September 30, 2024 may vary significantly from the amounts specified above and will depend on a number of factors, including variations in the anticipated administrative costs, costs to restart Velardeña, costs at El Quevar, and costs for continued exploration, project assessment, and advancement of our other exploration properties. Assuming that we are successful in restarting production and that we meet our production objectives at the Velardeña Properties, cash flow from Velardeña is expected to be positive by the end of the second quarter of 2024. Additional capital inflows may take the form of non-core asset sales (as the one described below), equity financing activities, debt financing, production-based financing (such as streaming or royalty financing), collection of our outstanding VAT receivable, or otherwise. After the November 2023 Offering, the Company’s available shares authorized but not issued, outstanding or reserved are approximately 2.2 million shares.  Should the Company desire to make future stock offerings of more than 2.2 million shares, the number of authorized shares will need to be increased which will require shareholder approval.

In regards to the sale of non-core assets, we executed a non-binding letter of intent for the sale of our Santa Maria property for a total consideration consisting of (i) initial cash proceeds of $1.5 million (plus an additional $0.24 million  in VAT payment that we would retain) and (2) a 1.5% net smelter return royalty on the Santa Maria concession up to a cap of $1.0 million (which may be purchased by the potential buyer from us for $0.5 million at any time prior to the commencement of commercial production on the Santa Maria property). If that transaction is consummated, the funds would likely be received in November 2023 or later. We have also held discussions with various financing parties with regard to equity and/or debt financing as well as streaming or royalty arrangements involving future production at Velardeña.

The interim condensed consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, as noted above, our continuing long-term operations will be dependent upon our ability to secure sufficient funding to generate future profitable operations. The underlying value and recoverability of the amounts shown as property, plant and equipment in our interim condensed consolidated financial statements are dependent on our ability to continue to generate positive cash flows from operations and to continue to fund general administrative, and exploration activities that would lead to additional profitable mining and processing activities or to generate proceeds from the disposition of property, plant and equipment.

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this Quarterly Report on Form 10-Q is dependent upon its ability to generate sufficient cash flow from operations, collect VAT accounts receivable from the Mexican government, reduce expenses, sell non-core assets, and raise sufficient funds through equity or external sources. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of this Quarterly Report on Form 10-Q. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should the Company not continue as a going concern.

2023 Liquidity Discussion

At September 30, 2023, our aggregate cash and cash equivalents totaled $1.6 million, compared to the $4.0 million in similar assets held at December 31, 2022. The September 30, 2023 decrease is the result of the following expenditures and cash inflows for the nine months ended September 30, 2023. Expenditures totaled $8.6 million from the following:

●	$2.9 million in exploration expenditures;

●	$0.9 million in care and maintenance costs at the Velardeña Properties;

●	$0.4 million in care and maintenance costs at the El Quevar project, net of reimbursements from Barrick;

●	$3.7 million in general and administrative expenses; and

●	$0.7 million of net operating margin from the Rodeo operation (defined as revenue from the sale of metals less the cost of metals sold)

The above expenditures were offset by cash inflows of $6.2 million from the following:

●	$1.2 million of net operating margin from sales of concentrate produced from Velardeña material mined in 2022;

●	$1.8 million, net of fees from our ATM Program (as further described in Note 16);

●	$1.9 million, net of fees from the Transactions (as further described in Note 16); and

●	$1.3 million from changes in working capital (mainly due to a decrease in inventory associated with the end of operations at Rodeo.)

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during 2023 that would affect the Company or have a material impact on its consolidated financial position or results of operations.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. These statements include comments relating to: (i) our anticipated near-term capital needs, and potential sources of capital; (ii) our plans for a restart of mining activities at Velardeña, including our expectations regarding future commodity prices and concentrate sales terms, the results of our internal cash flow forecast, and our expectation regarding the timing for restart; (iii) our plans regarding further advancement of the El Quevar project and reimbursements paid by Barrick under the Earn-in Agreement, to fund the El Quevar project; (iv) information regarding the Yoquivo property, including the estimates included in our initial mineral resource study, our future evaluation and drilling plans, information gained from drilling activities, and exploration activities; (v) our plans to defend against claims by Unifin and a potential settlement agreement between Minera William and Unifin; (vi) expectations pertaining to the recovery of VAT refunds from the Mexican government; (vii) projected revenue and spending for the twelve months ending September 30, 2024; and (viii) statements concerning our financial condition, business strategies and business and legal risks and our financial outlook for 2023, including anticipated expenditures and cash inflows during the year.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “believe,” “will,” “project,” “should,” “could,” “believe” and similar expressions (including negative and grammatical variations) to identify forward-looking statements. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

●	whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all;

●	higher than anticipated care and maintenance costs at the Properties in Mexico or at El Quevar in Argentina;

●	decreases in silver and gold prices;

●	risks related to our exploration properties, including unfavorable results from exploration and whether we will be able to advance our exploration properties

●	variations in the nature, quality and quantity of any mineral deposits that are or may be located at the Velardeña Properties or our exploration properties, changes in interpretations of geological information, unfavorable results of metallurgical and other tests, and the timing and scope of our further evaluation activities at the Velardeña Properties;

●	whether we will be able to continue or begin to mine and sell minerals successfully or profitably at any of our current properties at current or future silver and gold prices and achieve our objective of becoming a mid-tier mining company

●	potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;

●	our ability to retain key management and mining personnel necessary to successfully operate and grow our business;

●	economic and political events negatively affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;

●	political and economic instability in Mexico, Argentina, and other countries in which we conduct our business, and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;

●	volatility in the market price of our common stock; and

●	the factors discussed under “Risk Factors” in our 2022 Annual Report.

These factors are not intended to represent a complete list of the general or specific factors that could affect us. Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first nine months of 2023, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During April 2021, we became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”). The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”). The lawsuit was assigned to the Fifth Specialized Commercial District Court. In November 2022, the Company was formally served with the complaint in connection with the lawsuit and in December 2022 the Company filed its answer to the complaint. Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment. At the time the documentation was allegedly signed, Minera William was a subsidiary of ECU Silver Mining prior to the Company’s acquisition of ECU in September 2011. As a preemptive measure, Unifin has obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which has limited the Company’s and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates. Notwithstanding this action, the restrictions imposed on Minera William’s bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary. Likewise, the action does not impact the Company’s ability to continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico. However, because the Velardeña mine and processing plants are held by Minera William, any adverse outcome to the action may have a material impact on our ability to restart production at Velardeña. Unifin is seeking recovery for as much as US$12.5 million. The Company believes there is no basis for this claim. A preliminary hearing was initially scheduled to take place in April 2023 but was rescheduled to June 2023. In June 2023 Minera William and Unifin agreed to pursue discussions to settle the matter and the Court agreed to suspend trial to allow Minera William and Unifin to negotiate a settlement agreement. Subsequent to September 30, 2023, tentative terms were reached to settle the dispute in exchange for a payment by the Company of $250,000, although no definitive settlement agreement has yet been executed. An accrued liability has been recorded for $250,000 as of September 30, 2023.

Item 1A.	Risk Factors

Other than the risk factors set out below, the risk factors for the nine months ended September 30, 2023, are substantially the same as those set forth in Part I, Item 1A of our 2022 Annual Report and in our prior quarterly reports on Form 10-Q.

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

3.6	Amended and Restated Bylaws of Golden Minerals Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023).
4.1	Form of Series A Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2019).
4.2	Form of Series B Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 19, 2019).
4.3	Form of Series A Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020).
4.4	Form of Series B Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2020).
4.5	Form of Common Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2023).
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 29, 2023).
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current report on Form 8-K filed on November 9, 2023
4.8	Form of Series A Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2023).
4.9	Form of Series B Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 9, 2023).
10.1	Golden Minerals Company 2023 Equity Incentive Plan (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2023).
10.2

Securities Purchase Agreement between Golden Minerals Company and certain institutional investors, dated as of June 26, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2023).

10.3	Form of Restricted Stock Unit Award Agreement Pursuant to the 2023 Equity Incentive Plan.*
10.4

Securities Purchase Agreement between Golden Minerals Company and certain institutional investors, dated as of November 6, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2023).

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

GOLDEN MINERALS COMPANY

Date:	November 10, 2023	By:	/s/ Warren M. Rehn
Warren M. Rehn
President and Chief Executive Officer

Date:	November 10, 2023	By:	/s/ Julie Z. Weedman
Julie Z. Weedman
Senior Vice President and Chief Financial Officer