Form 10-K
period 2023-12-31
Golden Minerals Co
filed 2024-03-19
CIK 1011509

W1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023 was approximately $10.34 million, based on the closing price of the registrant’s common stock of $1.62 per share on the NYSE American on June 30, 2023. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2023 included all directors and officers and one shareholder that held approximately 19% of its outstanding common stock. The number of shares of common stock outstanding on March 18, 2024, was 14,573,252.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

GOLDEN MINERALS COMPANY

FORM 10-K

YEAR ENDED DECEMBER 31, 2023

Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “dollars” or “$” are to United States dollars.

References herein to the “Company,” “we,” “us” or “Golden Minerals” refer to Golden Minerals Company and, unless context requires otherwise, its subsidiaries.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Annual Report on Form 10-K (this “Form 10-K”) may contain forward-looking statements and forward-looking information (collectively, “forward-looking statements”) within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward- looking statements. These statements include comments relating to (i) our anticipated near-term capital needs and potential sources of capital; (ii) our plans regarding further advancement of the El Quevar project and reimbursements paid by Barrick under the Earn-in Agreement, to fund the El Quevar project; (iii) information regarding the Yoquivo property, including the estimates included in our initial mineral resource study, our future evaluation and drilling plans, information gained from drilling activities, and exploration activities; (iv) expectations pertaining to the recovery of VAT refunds from the Mexican government; (v) projected revenue and spending for the twelve months ending December 31, 2024; and (vi) statements concerning our financial condition, business strategies, business and legal risks, and our financial outlook for 2024, including anticipated expenditures and cash inflows during the year. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this Form 10-K, including:

●	The Company’s expected near-term cash needs, including the need to raise additional cash in the near-term and whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all;
●	Higher than anticipated care and maintenance costs at the Velardeña Properties in Mexico or at El Quevar in Argentina;
●	Higher than anticipated costs related to the shutdown of the Velardeña Properties
●	Whether we will receive the amount of VAT recovery anticipated and whether the timing of any such recovery will be delayed
●	Plans regarding further advancement of the El Quevar project, including reimbursements paid by Barrick under the Earn-in Agreement to fund the El Quevar project;
●	Decreases in silver and gold prices;
●	Risks related to our exploration properties, including unfavorable results from exploration and whether we will be able to advance our exploration properties;
●	Variations in the nature, quality and quantity of any mineral deposits that are or may be located at or our exploration properties, changes in interpretations of geological information, and unfavorable results of metallurgical and other tests.
●	Whether we will be able to mine and sell minerals successfully or profitably at any of our current properties at current or future silver and gold prices and achieve our objective of becoming a mid-tier mining company
●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;
●	Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;
●	Economic and political events negatively affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;
●	Political and economic instability in Argentina, Mexico and other countries in which we conduct our business, and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;
●	Adverse technological changes and cybersecurity threats;

●	Our ability to acquire additional concessions in Mexico based on the economic and environmental policies of Mexico’s current or future governmental authorities;
●	Volatility in the market price of our common stock; and
●	The factors set forth under “Risk Factors” in Item 1A of this Form 10-K.

Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this annual report on Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Form 10-K.

CONVERSION TABLE

In this Form 10-K, figures are presented in both United States standard and metric measurements. Conversion rates from United States standard measurement systems to metric and metric to United States standard measurement systems are provided in the table below. All currency references in this Form 10-K are to United States dollars, unless otherwise indicated.

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

“Resue Mining” means a method of mining wherein the wall rock on one side of the vein is removed before the ore is broken. This allows narrow high grade veins to be mined yielding low dilution with wall rock.

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

PART I

ITEMS 1 AND 2: BUSINESS AND PROPERTIES

Overview

We are a mining company holding a 100% interest in the Velardeña and Chicago gold-silver mining properties and associated oxide and sulfide processing plants in the state of Durango, Mexico (the “Velardeña Properties”), a 100% interest in the El Quevar advanced exploration silver property (the “El Quevar Property”) in the province of Salta, Argentina (subject to the terms of the April 9, 2020, earn-in agreement (the “Earn-in Agreement”) pursuant to which Barrick Gold Corporation (“Barrick”) has the option to earn a 70% interest in the El Quevar Property), and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Argentina, Nevada and Mexico. The Velardeña Properties, the El Quevar Property and the Yoquivo Property in Mexico are the only properties that the Company considers material at this time. The Company also holds a 100% interest in the Rodeo gold mine (the “Rodeo Property”) in Durango State, Mexico, where it ceased mining operations in 2023.  We believe the mineral resource at the Rodeo Property is depleted and is no longer considered to have reasonable prospects for economic extraction.

We are primarily focused on shutting down our Velardeña Properties and holding them for short-term sale as we evaluate options to realize value from the assets as further described below under “Material Mining Properties -Velardeña Properties”. The employees in Mexico who are currently engaged in shutting down the mine and operating the plants that process the remaining Velardeña mined material will be terminated when all of the mined material has been processed and the Properties have been placed in a state where they can be held for short-term sale while we evaluate alternatives to realize value from the assets. The other employees in Mexico, comprise an administrative group and an exploration group to continue to advance our exploration plans in Mexico and to provide oversight for corporate compliance activities as well as maintain and safeguard the value of the Velardeña Properties while they are held for short-term sale. We commenced mining activities at the Velardeña Properties in December 2023; however, mining operations were shut down in February 2024 because the initial performance of the mine and the processing plant did not achieve the expected results.

We are also focused on exploration activities at the Yoquivo Property (see “Material Mining Properties – Yoquivo Property”).

We are also advancing our El Quevar advanced exploration property in Argentina through the Earn-in Agreement with Barrick as described below under “Exploration Properties— El Quevar” and continuing to evaluate and search for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our processing plants at the Velardeña Properties. We are also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

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

Company History

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009. From March 2009 through September 2011, we focused on the advancement of our El Quevar silver project in Argentina. In September 2011, we completed a business combination transaction with ECU Silver Mining Inc. (“ECU”), resulting in our ownership of the Velardeña and Chicago silver, gold and base metals mines located in the Velardeña mining district in the State of Durango, Mexico as further described below under “Material Mining Properties—Velardeña Properties”.

Corporate Structure

Golden Minerals Company, headquartered in Golden, Colorado, is the operating entity through which we conduct our business. We have a number of wholly owned subsidiaries organized throughout the world, including in Mexico, Canada, South America, the Caribbean and Europe. We generally hold our exploration rights and properties through subsidiaries organized in the countries in which our rights and properties are located.

Summary of Mining Properties

Although we conducted mining operations from December 2023 to February 2024 at the Velardeña Properties, and extracted minerals at the Rodeo Property in 2023, we do not have mineral reserves as defined under S-K 1300 and therefore all of our mining properties are considered to be in the exploration stage. We have approximately 11 mining properties, which are listed in the Summary of Principal Mining Properties below.  In total, Golden Minerals’ mining properties, including our options, cover approximately 76,100 hectares. The Velardeña Properties, the Yoquivo Property and the El Quevar Property are the only properties that we consider to be material at this time. Because we have ceased operations and depleted the mineral resource at the Rodeo Property, we no longer consider that property to be material.

Property locations

Mexico properties

Mexico properties, showing states of Chihuahua and Durango, Mexico

Argentina properties

-68°0.000′
-67°30.000′
-67°0.000′
-66°30.000′
-24°0.000′
-24°30.000′
-25°0.000′
Jujuy
Salta
Chile
Argentina
N
S
W
E
El
Quevar
Project
Sarita Este
Desierto
0
25
50 km
EPSG:4326 WGS84

United States property

Sand Canyon
Nevada
National
Sleeper
Twin Creeks
Midas
Getchell
Pinson
Sandman
Preble
Winnemucca
Hycroft
Rosebud
Adelaide
Lone Tree
Marigold
Gold Deposits
Sand Canyon Project
20
Miles

Summary of Principal Mining Properties

Mexico

Property	Mine and Mineral Types	Ownership, Operator, and Permitting	Facilities and Processing Plants	Recent Activities
Rodeo(1)	Gold and silver. Depleted open pit mine (surface).	100% owned or controlled, subject to royalty interest. 2 concessions covering 1866 hectares.	Fuel storage, maintenance area, portable warehouses, mobile offices.

Began mineral extraction in December 2020. Payable extraction of 31,126 oz gold and 126,151 oz silver for life of mine through the end of the third quarter 2023. Mining activities concluded during the second quarter of 2023. Processing of mined material ended in Q3 2023. We do not believe this property has material residual economic value, other than as an exploration property.

Velardeña(2)	Silver and gold with lead and zinc byproducts. Underground mines.

100% ownership of 28 mineral concessions covering 316 hectares and surface ownership of 144 hectares that contain the oxide plant and tailings area, 31 hectares containing the sulfide plant and tailings, and 35 hectares containing mine portal, offices, and maintenance shops.

Permitting complete.

300 tonne per day flotation mill for sulfide material. 550 tonne per day cyanide leach mill for oxide material.

Oxide mill was used to process material from our Rodeo mine.

In December 2023, we restarted mineral extraction at Velardeña.

Mill processing of historic tailings material occurred in the fourth quarter of 2023. Mill processing of newly extracted material began in the first quarter of 2024.

In February 2024 we elected to shut down mining operations at the Velardeña properties because the initial performance of the mine and processing plant did not achieve the expected

Property	Mine and Mineral Types	Ownership, Operator, and Permitting	Facilities and Processing Plants	Recent Activities
results. We are engaged in contract processing for a third party on a trial basis at the oxide plant and otherwise holding the properties for short-term sale.
Yoquivo(3)	Silver and gold exploration.	100% ownership of 7 concessions (1975 hectares) subject to 2 to 3% NSR royalty interests on production, capped at $2.8 million.	No significant facilities.	Since 2020 16,565 m drilled in 70 holes. Initial inferred mineral resource estimated in 2023 of 927,000 tonnes of 570 g/t Ag eq.
Flechas	Gold and silver exploration.	100% ownership of 4 concessions (951 hectares).	No significant facilities.	Prior historic production.
Miscellaneous	Preliminary mineral exploration.	Ownership interest or right to acquire an ownership in seven individual concessions located in Durango, Zacatecas and Chihuahua.	No significant facilities.	No material exploration work has been conducted to date.

Argentina

Property	Mine and Mineral Types	Ownership, Operator, and Permitting	Facilities and Processing Plants	Recent Activities
El Quevar(4)	Silver and gold exploration. Potential surface and/or underground development.	100% ownership of 31 mining concessions (56,719 hectares). Permitting in place for exploration activities.	Camp that accommodates 100 workers.	Signed earn-in agreement with Barrick Gold (“Barrick”) in April 2020. Barrick has since satisfied the $1 million work expenditure requirement.
Desierto(6)	Gold and silver exploration.	33% ownership and an option to increase to 67% ownership of 2 mining concessions (2505 hectares).One of the 2 concessions is subject to a legal dispute.	No significant facilities.	Pending JV agreement with Cascadero Copper for 51% ownership once option payments are complete.
Sarita Este(5)	Gold, silver and copper exploration.	Company owns 51%. Full JV documentation still in progress. One concession totaling 830 hectares. Drill permit received.	No significant facilities.

In January 2022, announced initial results from 2,518-meter diamond drill program and plans for trenching and drilling in 2022 field campaign.

In August 2022, announced results from second phase 1,286-meter diamond drill program.

In December 2022, announced results from third phase 1,825-meter diamond drill program.

Carolina and Tocota	Preliminary mineral exploration.	Company has ownership interest in 14 concessions in the San Juan and Santa Cruz provinces.	No significant facilities.	No material exploration work has been conducted to date.

Nevada, United States

Property	Mine and Mineral Types	Ownership, Operator, and Permitting	Facilities and Processing Plants	Recent Activities
Sand Canyon (6)	Gold and silver exploration.

We have the option to earn a 60% interest from Golden Gryphon Enterprises: $2.5 million over 5 years. plus $0.14 million cash payments (now complete).

Contains 280 claims totaling 2308 hectares.

Drill permit received.

			No significant facilities.	Announced results from initial drill program completed Q1 2020. Currently evaluating results and considering future activities. Earn-in period extended by amendment to agreement.

(1) See “Material Mining Properties— Rodeo Property” for additional details, including a summary of mineral extraction.

(2) See “Material Mining Properties —Velardeña Properties” for additional details.

(3) See “Material Mining Properties —Yoquivo” for additional details.

(4) See “Material Mining Properties —El Quevar” for additional details.

(5) See “Exploration Properties —Desierto / Sarita Este” for additional details.

(6) See “Exploration Properties —Sand Canyon” for additional details.

Quality Assurance and Quality Control

Our internal controls relating to Quality Assurance and Quality Control (“QA/QC”) consist of monitoring the chain of custody of samples and including blanks, duplicates, and reference material standards in each batch of samples for lab analysis, consistent with industry standards and best practices. Additionally, umpire check assays are regularly submitted and analyzed to ensure lab performance, as well as continuous oversight and review by senior staff to ensure all QA/QC procedures and protocols are followed under company standards and guidelines.

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

No Proven or Probable Mineral Reserves/Exploration Stage Company

We are considered an exploration-stage company under the criteria of S-K 1300 because we have not demonstrated the existence of mineral reserves at any of our properties. Under S-K 1300, the Securities and Exchange Commission (“SEC”) defines a “mineral reserve” as “an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project.” To have mineral resources, there must be reasonable prospects for economic extraction. Per the SEC, “probable mineral reserves” are the economically mineable part of an indicated and, in some cases, a measured mineral resource and “proven mineral reserves” can only result from measured mineral resources. Mineral reserves cannot be considered proven or probable unless and until they are supported by a preliminary feasibility study or feasibility study, indicating that the mineral reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable.

We have not completed a preliminary feasibility study or feasibility study with regard to any of our properties to date. We expect to remain an exploration stage company for the foreseeable future. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under S-K 1300. Only the Velardeña Properties and Yoquivo Property have reportable resources as of the year ended December 31, 2023.

Summary of Mineral Resources at December 31, 2023

	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources

	Amount tonnes	Grade g/t	Quantity oz	Amount tonnes	Grade g/t	Quantity oz	Amount tonnes	Grade g/t	Quantity oz	Amount tonnes	Grade g/t	Quantity oz
Gold
Mexico
Velardeña Properties[1]	298,400	6.21	59,600	656,700	5.53	116,700	955,100	5.74	176,300	1,329,300	5.19	221,900
Yoquivo Property[2]										937,000	2.10	64,000
Total oz			59,600			116,700			176,300			285,900

Silver
Mexico
Velardeña Properties	298,400	375	3,598,900	656,700	379	7,999,800	955,100	378	11,598,700	1,329,300	430	18,393,700
Yoquivo property										937,000	410	12,300,000
Total oz			3,598,900			7,999,800			11,598,700			30,693,700

* Rounded to nearest 100, columns might not total due to rounding

1.	Based on $1,826/oz Au and $22.71/oz Ag, $1.02/lb. Pb, $1.31/lb. Zn at $195/t NSR cutoff
2.	Based on $1,840/oz Au and $24/oz Ag at 200 g/t Ag eq. cutoff and 85% Ag and Au recoveries

Description of Material Mining Properties

Velardeña Properties

Location, Access and Facilities

The Velardeña Properties are comprised of two underground mines and two processing plants, which are located within the Velardeña mining district in the municipality of Cuencamé, in the northeast quadrant of the State of Durango, Mexico, approximately 65 kilometers southwest of the city of Torreón, Coahuila and approximately 140 kilometers northeast of the city of Durango, which is the capital of the State of Durango. The Velardeña Properties are centered on UTM grid coordinates 2774300 N and 632200 E (WGS 84 datum, zone 13). This property contains the Santa Juana mine which has been the focus of mining efforts since 1995, as well as the historical Terneras, San Juanes, and San Mateo mines.

The Chicago property is located approximately 2 km south of the Velardeña property and is centered at UTM grid coordinates 2772480 N and 631867 E (WGS 84 datum, zone 13). This property contains the historical Los Muertos-Chicago mine.

The mines are reached by a seven-kilometer gravel road from the village of Velardeña which is reached by paved highway from Torreón and Durango. The Velardeña mining district is situated in a temperate hot, semi-arid region.

Although we do not have defined mineral reserves pursuant to S-K 1300 and the Velardeña Properties are in the exploration stage, we have extracted minerals from the Velardeña Properties in the past. Of the two underground mines comprising the Velardeña Properties, the Velardeña mine includes five different major vein systems including the Terneras, Roca Negra, San Mateo, Santa Juana and San Juanes systems. During 2015, we mined from the San Mateo, Terneras and Roca Negra vein systems as well as the Santa Juana vein system to augment grades as mining and processing rates ramped up. From December 2023 to February 2024, we mined from the Santa Juana, San Mateo, and Roca Negra vein systems.

We own a 300-tonne per day flotation sulfide mill situated near the town of Velardeña. The mill includes three flotation circuits in which we can process sulfide material to make lead, zinc and pyrite concentrates. We also own a conventional 550-tonne per day cyanide leach oxide mill with a Merrill-Crowe precipitation circuit and flotation circuit located adjacent to our Chicago mine. We are currently processing oxide material at the oxide mill by contract on a trial basis.  We continue to evaluate and search for other oxide and sulfide feed sources, focusing on sources within haulage distance of our sulfide and oxide mills at the Velardeña Properties.

We installed a new regrind mill circuit at the Velardeña oxide plant specifically designed to process the harder mined material coming from the Rodeo Property, which was completed in April 2021. The new circuit allowed us to increase daily throughput of Rodeo material in the oxide plant to at least 500 tonnes per day.

The recent rise in precious metals prices, newer favorable concentrate terms, the results of our testing activities along with the results from recent metallurgical and economic analysis prompted us to pursue the preparation of another updated PEA in Q3 of 2023. We had previously completed a separate updated PEA in March 2022 based partly on projected increased gold recoveries from a proposed bio-oxidation circuit to treat gold-bearing pyrite concentrates; ultimately the associated capital expenditures became too high to further pursue the bio-oxidation circuit option. In March 2022, we filed an updated PEA Technical Report Summary and 43-101 Technical Report supporting a possible economic operation at Velardeña using the optimized flotation parameters, BIOX treatment of pyrite concentrates and employing resue mining techniques to control dilution. In May 2022 we began additional test-mining activities with a new mining contractor to evaluate productivity and dilution of resue mining on the principal veins accessible from the San Mateo decline in part to validate the PEA assumptions. The results of the test mining met expected productivity metrics but did not meet anticipated dilution metrics on some of the veins mined. We continued to evaluate modified mine plans and mining techniques to address dilution issues. Mining activities commenced in December 2023 using the resue mining technique, a variation of cut and fill mining. In February 2024, we decided to shut down operations at the mine because the initial performance of the mine and the processing plant during the course of the initial several months of production did not achieve the results expected by the Company. We no longer intend to operate the Velardeña Properties in the future and will therefore, hold them for short-term sale while we evaluate alternatives to realize value from the assets.

Power for all of the mines and plants is provided through substations connected to the national grid.

Water is provided for all of the mines by wells located in the valley adjacent to the Velardeña Properties. In Mexico, water concessions are granted by the National Commission of Water (“CNA”). Currently no new water concessions are being granted by the CNA; however, companies can acquire water concessions through purchase or lease from current concession holders. We hold title to three wells located near the sulfide plant and hold certificates of registration to three wells located near the oxide plant. We are licensed to pump water from all six wells up to a permitted amount. We are required to make annual payments to the CNA to maintain our rights to these wells. In 2023 we made such payments totaling approximately $116,000 and expect to pay approximately $94,000 in 2024. We are required to pay a nominal additional fee to the CNA each year if we use too much water from a particular well or alternatively if we do not use a minimum amount of water from a particular well.

The following map shows the location of the Velardeña Properties.

U.S.A.
MEXICO
DURANGO
Velardena Project
Torreon
Durango
Pacific Ocean
SONORA
CHIHUAHUA
COAHUILA
SINALOA
ZACATECAS
NAYARIT
JALISCO
NUEVO LEON
TAMAULIPAS
SAN LUIS POTOSI
GUANAJUATO
HIDALGO
MICHOACAN
GUERRERO
OAXACA
VERACRUZ
PUEBLA
TABASCO
CAMPECHE
YUCATAN
QUINTANA ROO
Mexico City
Mazatland
100 Kilometres
Kilometres
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

Title and Ownership Rights

We hold the concessions comprising the Velardeña Properties through our wholly owned Mexican subsidiary Minera William S.A. de C.V. At present, a total of 28 mineral concessions comprise the Velardeña Properties. The

Velardeña Properties concessions encompass approximately 316 hectares. The mineral concessions vary in size, and the concessions comprising each mineral property are contiguous within each of the Velardeña and Chicago properties. We are required to pay annual concession holding fees to the Mexican government to maintain our rights to the Velardeña mining concessions. In 2023, we made such payments totaling approximately $29,000 and expect to pay approximately $32,000 in 2024.  We also own the surface rights to 144 hectares that contains the oxide plant, tailings area and access to the Chicago mine, along with surface lands that may be required for potential plant expansions.

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

Mineral Resource Estimate

Estimated mineral resources for the Velardeña Properties are shown in Table 1 from the Technical Report Summary update completed by Tetra Tech in August 2023 (the “August 2023 Technical Report Summary”).  The resource is reported by mineral type and resource class for all veins.  Resources were calculated as diluted to a minimum mining width of 0.7 meters and are reported at a $195 NSR cutoff.  For the oxide mineralized material, zinc and lead were previously reported as resources.  It has since been determined they do not have a reasonable expectation of economic extraction at this time and have not been included in this update.  The updated estimate of the August 2023 Technical Report Summary is different from March 2022 Technical Report Summary, which presented an estimate of mineral resources as of December 31, 2021.  The Company evaluated metal prices based on long-term average consensus prices from 22 banks from April 2023 to determine updated metal price assumptions, which are considered reasonable for the purpose of the updated August 2023 Technical Report Summary.

Table 1 Velardeña Properties – Summary of Silver and Gold Mineral Resources at December 31, 2023(4)

based on $22.71/troy ounce Ag, $1,826/troy ounce Au, $1.02/lb. Pb, and $1.31/lb. Zn (1)(2)(3)

Classification	Mineral Type	NSR Cutoff	Tonnes	Grade Ag g/t	Grade Au g/t	Grade Pb%	Grade Zn%	Ag oz	Au oz	Pb lb.	Zn lb.
Measured	Sulfide	195	203,200	402	6.02	1.71	2.08	2,625,900	39,300	7,680,000	9,306,300
Indicated	Sulfide	195	462,700	402	5.32	1.68	2.08	5,983,000	79,200	17,090,700	21,173,100
Measured + Indicated	Sulfide	195	665,900	402	5.54	1.69	2.08	8,608,900	118,500	24,770,700	30,479,400
Inferred	Sulfide	195	1,059,900	413	5.10	1.81	2.26	14,067,200	173,700	42,294,600	52,697,800

Measured	Oxide	195	95,200	318	6.62			973,000	20,300
Indicated	Oxide	195	194,000	323	6.01			2,016,800	37,500
Measured + Indicated	Oxide	195	289,200	321	6.21			2,989,800	57,800
Inferred	Oxide	195	269,400	500	5.56			4,326,400	48,200

Measured	All	195	298,400	375	6.21	1.71	2.08	3,598,900	59,600	7,680,000	9,306,300
Indicated	All	195	656,700	379	5.53	1.68	2.08	7,999,800	116,700	17,090,700	21,173,100
Measured + Indicated	All	195	955,100	378	5.74	1.69	2.08	11,598,700	176,300	24,770,700	30,479,400
Inferred	All	195	1,329,300	430	5.19	1.81	2.26	18,393,700	221,900	42,294,600	52,697,800

Notes:

(1) Tetra Tech was the qualified person for the preparation of the mineral resource estimate for the Velardeña Properties.

(2) Resources are reported as diluted tonnes and grade to 0.7 m fixed width.

(3) Columns may not total due to rounding.

The mineral resource estimate shown above has been tabulated using a $195/t NSR cutoff grade based on the price assumptions shown in Table 2 below. The resource tabulation is presented based on based on long-term average consensus prices from 22 banks from April 2023. The prices used are $22.71/troy ounce Ag, $1,826/troy ounce Au, $1.02/lb. Pb, and $1.31/lb. Zn. We believe those price assumptions remain reasonable as of December 31, 2023.

Table 2: Cutoff price assumptions

Assumption	Value
Ag Price $/oz	22.71
Au Price $/oz	1,826
Pb Price $/lb.	1.02
Zn Price $/lb.	1.31

NSR has been calculated with concentrate characteristics and marketing terms supplied by Golden Minerals. Metal contributions are dependent on the concentrate and mineral type, and the overall recoveries are shown in Table 3.

Table 3: NSR metallurgical recovery assumptions

Metal	Sulfide Metallurgical Recovery %
Au	64
Ag	81
Pb	51
Zn	42

Velardeña Properties Activities

Given the recent rise in precious metals prices, newer favorable concentrate terms, the results of our testing activities along with the results from recent metallurgical and economic analysis prompted us to pursue the preparation of the updated PEA in August 2023. Results from the PEA were positive and led us to decide to restart mining in December 2023 without the need for modifying our process facility. Mining commenced in December 2023 and flotation processing of newly mined mineral material commenced in February 2024. However, at the end of February 2024 we decided to shut down operations at the Velardeña Properties because the performance of the mine and the processing plant during the course of the initial several months of production did not achieve our expected results.  We are holding the properties for short-term sale.

Infrastructure

N
S
W
E
Velardena Ejido
2775000mN
2775000mN
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

Figure 1 shows the processing flow sheet for Plant 1

Figure 1: Process plant flow sheet for Plant 1

The sulfide plant was originally constructed in 1966 and has been upgraded and rebuilt several times, most recently in 2014 prior to use in 2015 and in 2017 in preparation for a re-start of the Velardeña and Chicago mines. The book value of the plant as of December 31, 2023 is zero.

The oxide processing plant at Velardeña is a conventional agitated cyanide leach facility and has an operating capacity of up to 550 tpd depending on material hardness and grind size requirements. It was used to process mineralized material from our Rodeo Mine. The book value of the plant as of December 31, 2024 is $1.1 million. We are currently processing oxide material at the oxide mill for a third party by contract on a trial basis.

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

Legislation Affecting Mining

The Mining Law, originally published in 1992 and amended in 1996, 2005, 2006 2014, and 2023 is the primary legislation governing mining activities in Mexico. Other significant legislation applicable to mining in Mexico includes the regulations to the Mining Law, the Federal Law of Waters, the Federal Labor Law, the Federal Law of Fire Arms and Explosives, the General Law on Ecological Balance and Environmental Protection and regulations, the Federal Law of Duties and the Federal Law on Metrology and Standards.

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

Pursuant to amendments to the federal corporate income tax law, effective January 2014, additional duties are imposed on mining concession holders; See “—Taxes in Mexico” below.

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

Taxes in Mexico

Mexico has a federal corporate income tax rate of 30%, and there are no state taxes on corporate net income. In determining their corporate income tax, entities are allowed to subtract from gross income various deductions permitted by law, and they are allowed a ten-year carry-forward of net operating losses. Pursuant to amendments to the federal tax laws effective January 1, 2014, a 10% withholding tax is charged on dividends distributed to shareholders, regardless of the tax residence of the recipient, out of after-tax profits. However, in the case of nonresident shareholders the limitations and tax rates provided in the treaties to avoid double taxation will prevail. A foreign resident company is subject to income tax if it has a permanent establishment in Mexico. In general, a permanent establishment is a place of business where the activities of an enterprise are totally or partially carried out and includes, among others, offices, branches and mining sites.

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

VAT in Mexico is charged upon alienation of goods, performance of independent services, grant of temporary use or exploitation of goods, or import of goods or services that occur within Mexico’s borders, at a rate of 16%. There is no VAT in the case of export of goods or services or for the sale of gold, jewelry, and gold metalwork with a minimum gold content of 80%, excluding retail sale to the general public. The sale of mining concessions is subject to VAT as concessions are not considered to be land. VAT paid by a business enterprise on its purchases and expenses may usually be credited against its liability for VAT collected from customers on its own sales. This creditable VAT may also be directly refunded, but under new regulations beginning in January 2019, the creditable VAT can no longer offset other

Mexican federal taxes. At December 31, 2023, the Company recorded a net VAT receivable in Mexico of $3.1 million, related to the Velardeña Properties and the Rodeo operations. Subsequent to December 31, 2023, the Company has recovered approximately $2.1 million in VAT receivable. The Company expects that the remaining current amounts will be recovered within a one-year period.

Import duties apply for goods and services entering the country, unless specifically exempted due to a free trade agreement or registered under specific programs like IMMEX. Payroll taxes are payable in most states including Durango and Coahuila, and social security, housing and pension contributions must be made to the federal government when paying salaries.

Employees of Mexico entities are statutorily entitled to a portion of the employer’s pre-tax profits, “PTU”. The rate of profit sharing is currently 10% of the employer’s taxable income as defined by the Income Tax law. A taxpayer may reduce its income tax base by an amount equal to the PTU. Certain companies are exempt from paying PTU, which include companies in the extractive industry (principally the mining industry) during the period of exploration.

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

Property History

We acquired our interest in the Yoquivo Project in 2017 from the Yoquivo group of concessions (El Dollar, La Copa, San Francisco de Yoquivo, La Niña, Dolores, and La Restauradora) from Alejandro Dozal González and Paola Gabriela Dozal González in March 2022. The acquisition consisted of a total payment of $480,000 over 54 months and payment of US$125,140 to settle all outstanding property taxes the original concessions owners owed to the Mexican government. The Esperanza concession was acquired from Maria Esthela Parra Quezada, María del Carmen Parra Quezada, Jesús Antonio Parra Quezada and Emiliano Hurtado Montaño on July, 29 2019 for a total payment of $250,000 over 36 months. Prior to our ownership of the property, work conducted at the site included limited narrow-vein mining activities, surface geological and reconnaissance mapping, mapping and sampling of historical excavations, rock chip and channel sampling, a regional helicopter geophysical survey, and core drilling. Several companies owned an interest in the Project prior to our ownership, including Cia. Minera La Rastra, S.A., Mead Exploration Co., Sydney Resources Corporation, West Timmins Mining Inc., and Konigsberg Corporation. During our period of ownership we have completed surface geological and reconnaissance mapping, mapping and sampling of selected historical excavations, rock chip and channel sampling, core drilling, and initial internal metallurgical studies.

Title and Ownership Rights

The Yoquivo Project is 100% held by Golden Minerals, subject to royalty interests.  Third-party NSR royalties are payable on all of the concessions, and range from 2–3%, capped at $2.8M, in the aggregate.

The Yoquivo Project consists of seven mining concessions with an area totalling about 1,975 hectars, located within the Ocampo municipality, Chihuahua State.  In Mexico, mining concessions are granted by the Economy Ministry and are considered exploitation concessions with a 50-year term.  All payments of mining duties and taxes for the concessions are up to date, and the required proof of annual labour forms have been filed for the concessions.

The following map shows the location of the Yoquivo Project along with the Company and third-party concessions.

787000
788000
789000
790000
791000
792000
793000
794000
795000
796000
3109000
3108000
3107000
3106000
3105000
3104000
3103000
3102000
N
2708 m
2672 m
Ranchería
Yoquivo
La Esperanza
La Restauradora
La Nina
Dolores
El Dollar
San Francisco
de Yoquivo
La Copa
Arroyo La
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

Property Activities

The initial exploration drilling was conducted in 2007 by West Timmins, who drilled eight core holes totaling 2,473 m. Drill data from the West Timmins campaign are not used in mineral resource estimation because no original assay certificates, down-hole survey or assay quality assurance and quality control (QA/QC) data are currently available to us for this drilling campaign. In addition, no drill holes from this campaign intersected the Pertenencia vein system. From 2020 to 2022, we drilled 70 core holes totaling 16,565m. A total of 78 core holes, totaling 19,039 meters have been drilled at Yoquivo.

On average, the true width of mineralization is about 50–80% of the core length but varies depending on local orientation of the mineralized zones and the drill hole orientation.

Metallurgical Testwork

Two composite samples for preliminary test work were collected from coarse rejects of Yoquivo core samples. These composites were designed to represent low grade and medium grade mineralized material at Yoquivo. Metallurgical investigations included creating composites, conducting head assays for gold, silver, cyanide soluble gold, and cyanide soluble silver, conducting duplicate bench top agitated leach tests, and flotation tests. Metallurgical tests were designed and conducted by personnel at the Velardeña metallurgical laboratory.

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

Mineral Resource Estimate

The initial mineral resource estimate for the Yoquivo property was completed in February 2023 by the Company. Mineral resources are reported by vein. The mineral resource tabulation shown below is based on price forecasts for $1,840/oz Au and $24/oz Ag, respectively. In support of these price assumptions, the Company relied on a review of long-term mining analysts and investment bank forecasts; pricing used in technical reports filed with Canadian regulatory authorities during 2022; pricing reported by major mining companies in public filings such as annual reports and management discussion and analyses during 2022; and three-year trailing average pricing.

Yoquivo Property - Summary of Gold and Silver Mineral Resources at December 31, 2023 based on $1,840 oz/Au and $24 oz/Ag

Vein	Tonnes	Ag (g/t)	Au (g/t)	AgEq (g/t)	Ag (koz)	Au (koz)	AgEq (koz)
Pertenencia	244,000	630	2.9	850	4,930	23	6,690
Camila	285,000	330	2.0	490	3,070	18	4,470
Camila Hanging Wall	170,000	300	1.8	440	1,610	10	2,370
New	118,000	560	1.6	680	2,130	6	2,570
Esperanza	120,000	150	1.8	290	570	7	1,130

Total	937,000	410	2.1	570	12,310	64	17,230

Notes to accompany mineral resource table:

1.	Mineral resources have been classified using the mineral resource definitions set out in S-K 1300. The estimate was prepared as of February 24, 2023 and the Company believes the assumptions used in preparation of the estimate remain reasonable as of December 31, 2023 .
2.	The mineral resource estimate was completed by the Company. Aaron Amoroso, an employee of the Company, reviewed the work completed by the Company and is the Qualified Person for the mineral resource estimate for the Yoquivo property.

3.	Reported Inferred resources include crown pillar portions, defined as: Pertenencia Vein 24,000 tonnes @ 1,680 g/t Ag, 6.2 g/t Au and 2,160 g/t AgEq for 1,310 koz Ag, 5 koz Au and 1,690 koz AgEq; New Vein 15,000 tonnes @ 420 g/t Ag, 2.2 g/t Au and 590 g/t AgEq for 210 koz Ag, 1 koz Au and 290 koz AgEq; Esperanza Vein 22,000 tonnes @ 130 g/t Ag, 1.8 g/t Au and 270 g/t AgEq for 90 koz Ag, 1 koz Au and 190 koz AgEq
4.	Mineral resources assume a traditional underground cut-and-fill mining method; a silver price of US$24/oz, a gold price of US$1,840/oz, a minimum mining width of 1 m; assumed silver and gold metallurgical recovery of 85%; an average mining cost of $75 /t mined; average processing and general and administrative cost of US$50/t processed; transportation and selling cost of $0.95/oz Ag and $15/oz Au; and a gold and silver royalty of 2%.
5.	Mineral resources are reported insitu within a grade shell constructed from composites above a cut-off grade of 200 g/t silver equivalent (AgEq), where AgEq = Ag g/t + Au g/t * (1,840/24), where 1,840 is the gold price per ounce in U.S. dollars, and 24 is the silver price per ounce in U.S. dollars. Recovery for Au is equal to recovery for Ag.
6.	All tonnage, grade and contained metal content estimates have been rounded; rounding may result in apparent summation differences between tonnes, grade, and contained metal content.

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

El Quevar

Location and Access

Our El Quevar silver exploration project is located at 24°21’20.4“S latitude and 66°48’13.3”W longitude in the San Antonio de los Cobres municipality, Salta Province, in the altiplano region of northwestern Argentina, approximately 300 kilometers by road northwest of the city of Salta, the capital city of the province. The project is also accessible by a 300-kilometer dirt and gravel road from the city of Calama in northern Chile. The small village of Pocitos, located about 20 kilometers to the west of El Quevar, is the nearest settlement. We have established a camp approximately 10 kilometers west of the project to house project workers. A high-tension power line is located approximately 40 kilometers from the site, and a high-pressure gas line devoted to the mining industry and subsidized by the Salta government is located within four kilometers of the El Quevar camp. There is a permitted well for non-potable water on the property with ample volume for exploration purposes and with potential to be increased to accommodate future production needs.

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

The El Quevar project is currently comprised of 31 mining concessions that we hold directly or indirectly through our wholly owned subsidiaries. In total, the El Quevar project encompasses approximately 57,000 hectares. The area of most of our exploration activities at El Quevar is within the concessions that are owned by Silex Argentina S.A., our wholly owned subsidiary.

We are required to pay a 1% net smelter return royalty on the value of all minerals extracted from the El Quevar II concession and a 1% net smelter return royalty on one-half of the minerals extracted from the Castor concession to the third party that owns the royalties on these concessions. We can purchase one half of the royalty for $1 million in the first two years of mining. The Yaxtché deposit is located primarily on the Castor concession. We may also be required to pay a 3% royalty to the Salta Province based on the net smelter value of minerals extracted from any of our concessions less costs of processing. To maintain all of the El Quevar concessions, we paid fees to the Argentine government of approximately $5,000 in 2023. In 2024 we expect to pay approximately $30,000.

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

During the earn-in period, originally scheduled from April 9, 2020 to April 9, 2028, in addition to the exploration spending, Barrick will fund the holding costs of the property, which will qualify as work expenditures. Barrick will reimburse us for expenses related to maintaining the exploration camp which will initially be run by us under a service agreement, which will also qualify as work expenditures. Through December 31, 2023, approximately $2.3 million of expenses incurred by us were reimbursed under the Earn-In Agreement.

Due to the COVID-19 pandemic and related legal restrictions on mining exploration in Salta, Argentina, Barrick declared a force majeure event under the Earn-In Agreement. As a result of the force majeure event, the earn-in period and other applicable deadlines in the Earn-In Agreement were extended by 119 days. The force majeure event is no longer in effect.

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

Exploration Properties

In addition to Velardeña, El Quevar, and Yoquivo, we currently control a portfolio of approximately 13 exploration properties located primarily in certain traditional precious metals producing regions of Mexico, Nevada and Argentina. We do not consider any of our other exploration properties to be individually material, including those noted below.

In 2024 we plan to focus our exploration efforts primarily on evaluating and searching for mining opportunities in North America with near term prospects of mining. We are also focused on continuing our exploration efforts on selected properties in our portfolio.

A brief discussion of certain of our exploration properties is below. We do not believe any of the below are individually material to us at this time.

Sarita Este

In December 2019, we paid $150,000 to enter into an option agreement with Cascadero Minerals Corporation (“Cascadero”) to acquire a 51% interest in the gold/copper Sarita Este concession, located in the northwest portion of the Province of Salta, Argentina, located near the Taca Taca project owned by First Quantum Minerals. The option agreement called for us to spend at least $0.3 million in exploration expenditures and complete a 2,000-meter drill program by the end of 2021, another $0.5 million by the end of 2022, and another approximately $1.6 million by 2023 for a total $2.5 million. We have exceeded the drilling requirements and have spent approximately $3.0 million since entering into the agreement in December 2019. We have completed the earn-in requirements and now hold 51% of the property subject to completion of the JV paperwork which is in progress. In the fourth quarter of 2021, we completed the first drill program ever conducted at Sarita Este, which involved drilling 10 diamond drill holes totaling 2,518 meters to explore untested epithermal gold-silver and copper porphyry targets. In January 2022, we announced assay results from the drill program, which we believe indicate the potential for a significant gold system. We completed a second drill program in June 2022 designed to offset and further delineate mineralization associated with the gold interval encountered in the first drill program. We believe that the assay results from that program point to a potentially economic shallow oxidized gold system.

1Santa Maria

In December 2023, we sold the Santa Maria property, a gold and silver exploration property in Mexico, to a private party for $1.5 million in cash plus a 1.5% net smelter royalty on gold and silver production to a cap of $1.0 million.

Sand Canyon

During the second quarter of 2019 we entered into an earn-in agreement with Golden Gryphon Explorations for the Sand Canyon project located in northwestern Nevada, where surface work has identified a large system of epithermal veins with potential for gold and silver deposits. We have since amended that agreement on two occasions in order to extend the time period during which we are able to satisfy the spending commitments. The option agreement provides us with the opportunity to earn a 60% interest in the Sand Canyon project by spending $2.5 million in exploration expenses over six years. We paid $25,000 cash and $50,000 in reimbursed exploration expenditures to acquire the option and $35,000 cash in 2020 on the first anniversary of the agreement, and have made payments of a total additional $100,000 ($50,000 in 2021 and $50,000 in 2022). Through December 31, 2023, we have spent $2.4 million toward the $2.5 million earn-in requirement, fulfilling all but the final 2025 minimum expenditures and the minimum drill commitment. The earn-in agreement has been amended by mutual agreement to extend the dates for completion as shown.

We completed an initial drill program of approximately 1,800 meters in 4 diamond drill holes. The drill holes were placed to target surface geochemical and geophysical anomalies associated with epithermal veining observed in outcrops. Drill holes tested the two principal epithermal vein target areas on the property, the DeLong Canyon target and the Sand Canyon target. The drill hole collared to test the DeLong Canyon target did not encounter any veins or significant anomalous geochemical values. Interpretation shows that a fault offset likely caused the drill hole to miss the vein system as projected from surface. The three drill holes collared to test the veins and anomalies in the Sand Canyon target area all intersected narrow vein and breccia structures with low anomalous values of Ag, As, Sb, and Mo. No potentially economic concentrations of precious metals were encountered in any of the four drill holes. Plans for further testing of the mineralized system are being considered.

Our Competitive Strengths and Business Strategy

Our business strategy is to establish Golden Minerals as a mid-tier precious metals mining company focused in North America and Argentina. We also review strategic opportunities from time to time.

Velardeña Properties. Due to continuing net operating losses, we suspended mining and sulfide processing activities at the Velardeña Properties during the first half of November 2015. In June 2021 we began limited scale mining activities at our Velardeña underground mine to obtain further bulk samples for use in final optimization of a then-contemplated bio-oxidation plant design and for use in additional flotation separation studies. Given the newer favorable concentrate terms first announced in early 2023, the results of our testing activities and the results of recent metallurgical and economic analysis, we pursued the preparation of another updated PEA in August 2023. Mining operations restarted in December 2023 and ceased in February 2024. We do not intend to re-start the operation and are holding the properties for short-term sale.

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

Executive Officers of Golden Minerals

Name	Age	Position
Warren M. Rehn	69	President and Chief Executive Officer; Director
Julie Z. Weedman	59	Senior Vice President and Chief Financial Officer
Pablo Castanos	51	Executive Vice President

Warren M. Rehn (69). Mr. Rehn was appointed President of our Company in May 2015 and appointed Chief Executive Officer and director in September 2015. Mr. Rehn previously served as Senior Vice President, Exploration and Chief Geologist since December 2012 and served as Vice President, Exploration and Chief Geologist since February 2012. From 2007 until February 2012, Mr. Rehn held various positions at Barrick Gold Exploration, Inc., serving most recently as Chief Exploration Geologist for the Bald Mountain and Ruby Hill mining units. From 2005 until 2007, Mr. Rehn was a consulting geologist for Gerson Lehman Group, which provides consulting services to various industries, including geology and mining. Mr. Rehn served as a Consulting Senior Geologist at Placer Dome Exploration, Inc. in 2004 and as an independent consulting geologist throughout the Americas from 1994 until 2003. He served as a Senior Geologist at Noranda Exploration, Inc. from 1988 until 1994. Mr. Rehn holds an M.S. in Geology from the Colorado School of Mines and a B.S. in Geological Engineering from the University of Idaho. Mr. Rehn also serves as a director of the Company, and in determining Mr. Rehn’s qualifications to serve on our board of directors, the board has considered, among other things, his experience in the mining industry, including his exploration and geology expertise and experience at several mining companies, as well as his history with the Company.

Julie Z. Weedman (59). Ms. Weedman joined Golden Minerals in January of 2022 as Vice President Finance, assuming the Senior Vice President and Chief Financial Officer role in April 2022. Prior to joining Golden Minerals, Ms. Weedman served as Vice President Finance of Aerospace Contacts LLC from March 2020 to January 2022. She previously served as controller for Cupric Canyon Capital LLC from March 2015 until December 2019 and as corporate controller of Mercator Minerals Ltd. from June 2012 to January 2015. Prior to joining Mercator, Ms. Weedman worked from 2006 to 2012 for Ducommun Corporation, serving in several capacities including site controller and group controller for its

Ducommun Technologies division. She also spent 10 years at Phelps Dodge Corporation in various financial roles including assistant controller of Chino Mines Co. in Silver City, New Mexico. Ms. Weedman began her career in public accounting with Deloitte & Touche. She holds a B.S. in accountancy from Northern Arizona University.

Pablo Castanos (51). Mr. Castanos joined Golden Minerals in July of 2023 as Executive Vice President. Prior to joining Golden Minerals, since 2016, Mr. Castanos acted as a private investor in real estate development and construction companies located in Querétaro, Mexico and Austin, Texas. Mr. Castanos has more than twenty years of global and strategic expertise, including twelve years in the mining industry, in positions focusing on strategic planning, finance, compliance, sustainability, government affairs and risk management. He holds a Master of Business Administration in Finance from a joint graduate program conducted by the Massachusetts Institute of Technology (MIT) and Gabriela Mistral University in Santiago, Chile

Metals Market Overview

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

Most silver product is obtained from mining in which silver is not the principal or primary product. The Silver Institute, an international silver industry association, noted that for 2022 only around 28% of output came from so-called primary silver mines, where silver is the main source of revenue.

The following table sets forth for the periods indicated on the London Fix high and low silver fixes in U.S. dollars per troy ounce. On March 8, 2024, the closing price of silver was $24.50 per troy ounce

	Silver
Year	High	Low
2013	$32.23	$18.61
2014	$22.05	$15.28
2015	$18.23	$13.71
2016	$20.71	$13.58
2017	$18.56	$15.22
2018	$17.52	$14.13
2019	$19.31	$14.38
2020	$19.31	$12.01
2021	$28.89	$21.53
2022	$29.59	$17.77
2023	$26.03	$20.09
2024	$24.50	$22.09

*  Through March 8, 2024.

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

The following table sets forth for the periods indicated on the London Fix PM high and low gold fixes in U.S. dollars per troy ounce. On March 8, 2024, the closing price of gold was $2,171 per troy ounce.

	Gold
Year	High	Low
2013	$1,694	$1,192
2014	$1,385	$1,142
2015	$1,296	$1,049
2016	$1,366	$1,077
2017	$1,346	$1,151
2018	$1,355	$1,178
2019	$1,546	$1,270
2020	$1,672	$1,527
2021	$1,957	$1,685
2022	$2,039	$1,629
2023	$2,078	$1,811
2024	$2,171	$1,985

*  Through March 8, 2024.

Employees

We currently have 194 employees, including 8 in the United States, approximately 177 in Mexico who are primarily involved with the Velardeña operations, and 9 in Argentina.

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

At February 29, 2024, our aggregate cash and cash equivalents totaled approximately $2.4 million. In the absence of sufficient sales of non-core assets, equity financing or other external funding the Company’s cash balance is expected to be depleted during the second quarter of 2024. Therefore, our continuation as a going concern is dependent upon our achieving future external funding or a strategic transaction. However, there is no assurance that we will be successful pursuing asset sales, financing or a strategic transaction. Accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern. Ultimately, in the event that we cannot obtain additional financial resources, we may have to liquidate our business interests and investors may lose their investment. The accompanying consolidated financial statements have been prepared assuming that our company will continue as a going concern. Continued operations are dependent on our ability to obtain additional financial resources. Such additional financial resources may not be available or may not be available on reasonable terms. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Such adjustments could be material.

We are an exploration stage company and do not have a long-term source of revenue.

We have a history of operating losses. Although our Rodeo Property generated revenue and free cash flow in 2021 and 2022, that project concluded operations as expected in 2023. We restarted mineral extraction at the Velardeña Properties in late December 2023; however, we elected to shutdown mining operations in February 2024 because initial production did not achieve our expected results. Since we were unable to generate sufficient revenue and net operating margins from operating the Velardeña Properties, we are dependent on future external financing to fund our corporate expenses and exploration activities. There is no assurance that such financing will be available on acceptable terms or at all. See “—We may not have access to sufficient future capital.”

Our results of operations, cash flows and the value of our properties are highly dependent on the market prices of gold and silver and certain base metals, and these prices can be volatile.

The value of our mining properties is directly related to the market price of gold, silver, and certain base metals. The price of gold and silver may also have a significant influence on the market price of our common stock. The market prices of these metals historically have fluctuated significantly and are affected by numerous factors beyond our control, including (i) global or regional consumption patterns; (ii) supply of and demand for silver and gold on a worldwide basis; (iii) speculative and hedging activities; (iv) expectations for inflation; (v) political and economic conditions; (vi) supply of, and demand for, consumables required for extraction and processing of metals, and (vii) general economic conditions worldwide. In the event metal prices decline or remain low for prolonged periods of time, we might be unable to advance or develop our exploration properties, which may adversely affect our results of operations, financial performance, and cash flows. An asset impairment charge may result from the occurrence of unexpected adverse events that impact market value of our non-producing properties, including a material diminution in the price of metals.

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

We also may not be able to obtain funding by monetizing additional non-core exploration or other assets at an acceptable price. Although we may be able to access public equity markets, significant equity issuances may be dilutive to our existing stockholders.

We cannot assure you that we will be able to obtain financing to fund our general and administrative costs and other working capital needs to fund our continuing business activities in the future on favorable terms or at all. Failure to obtain financing could result in delay or indefinite postponement of further mining operations or exploration and construction and the possible partial or total loss of our interest in our properties, or liquidation of the Company.

Failure to meet the maintenance criteria of the NYSE American may result in the delisting of our common stock, which could result in lower trading volumes and liquidity, lower prices of our common shares and make it more difficult for us to raise capital.

Our common stock is listed on the NYSE American LLC (the “NYSE American”), and we are subject to its continued listing requirements, including maintaining certain share prices and a minimum amount of stockholders’ equity On June 6, 2023, we received written notification (the “Notice”) from the NYSE American that the Company was not in compliance with Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”). We are required to report a stockholders’ equity of $6.0 million or more if the Company has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The Notice noted that the Company reported a stockholders’ equity of $4.1 million as of March 31, 2023, and losses from continuing operations and/or net losses in each of its five most recent fiscal years ended December 31, 2022. As a result, we have become subject to the procedures and requirements of Section 1009 of the Company Guide and were required to submit a plan of compliance by July 6, 2023, addressing how the Company intends to regain compliance with Section 1003(a)(iii) of the Company Guide by December 6, 2024 (the “Compliance Deadline”). We are currently attempting to re-gain compliance with the NYSE American listing requirements, however, there is no assurance that we will be successful in doing so.

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

On May 30, 2023, we filed an amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate, effective June 9, 2023, a one-for-25 reverse stock split of the shares of the Company’s common stock, par value $0.01 per share. The Company’s common stock began trading on a split-adjusted basis on June 9, 2023. In connection with the reverse stock split, the total number of shares of common stock authorized for issuance was reduced from 350,000,000 shares to 28,000,000 shares in proportion to the reverse stock split. Our decision to undergo the reverse stock split was prompted by receipt of a notice letter from NYSE American citing our low stock price and NYSE American’s concerns about our compliance with its continued listing standards (see “—Failure to meet the maintenance criteria of the NYSE American may result in the delisting of our common stock, which could result in lower trading volumes and liquidity, lower prices of our common shares and make it more difficult for us to raise capital.”) If our stock price falls below the NYSE American’s listing requirements, NYSE American may suspend trading of our common stock and commence delisting proceedings.

The continued effect of the reverse stock split on our stock price cannot be predicted with any certainty, and the history of reverse stock splits for us and other companies, is varied, particularly since some investors may view a reverse stock split negatively. In addition, the reverse stock split may decrease the liquidity of our common stock and result in higher transaction costs. Lastly, the reverse stock split increased the number of stockholders owning “odd lots” of fewer than 100 shares, which generally means that trading our stock results in higher transaction costs. Accordingly, the reverse stock split may not achieve the desired results of increasing marketability and liquidity.

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

Competition in the mining industry for desirable properties, investment capital and human capital is intense. Numerous companies headquartered in the United States, Canada, and elsewhere throughout the world compete for properties and human capital on a global basis. We are a small participant in the mining industry due to our limited financial and human capital resources. We presently operate with a limited number of people and we anticipate operating in the same manner going forward. We compete with other companies in our industry to hire qualified employees and consultants when needed to successfully advance our exploration properties. We may be unable to attract the necessary human capital to fully explore, and if warranted, develop our properties and be unable to acquire other desirable properties. Additionally, if we lose key personnel or one or more members of our senior management team, and we fail to develop adequate succession plans, or if we fail to hire, retain and develop qualified and diverse employees, our business, financial condition, results of operations and cash flows could be harmed. We believe that competition for acquiring mineral properties, as well as the competition to attract and retain qualified human capital, will continue to be intense in the future.

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

Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our potential mining activities, as well as the conduct of our exploration programs that frequently require rehabilitation of and drilling in underground mine workings and maintenance of the underground mines at Velardeña, are subject to numerous risks and hazards inherent in underground mines. Our operations are, and any future mining operations or construction we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and mining of mineral properties, such as fluctuation in production costs;  social, community or labor disputes resulting in work stoppages or delays, or related loss of social acceptance of community support; changes to legal and regulatory requirements;  unanticipated variations in grade and other geologic problems; environmental hazards; ground and water conditions; difficult surface or underground conditions; industrial accidents; security and technology failures or incidents; metallurgical and other processing problems; mechanical and equipment issues; failure of pit walls, dams, declines, drifts and shafts; unusual or unexpected rock formations; personal injury; natural disasters; and decrease in the value of mineralized material due to lower gold, silver and metal prices, any of which could result in damage to, or destruction of, production facilities, damage to life or property, environmental damage and possible legal liability. We may also not be insured against all interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our properties. A significant loss could force us to reduce or suspend our operations and development. Adverse effects on operations and/or further development of our projects could also adversely affect our business, financial condition, results of operations and cash flow.

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

We have released estimates of mineral resources at the Velardeña Properties and the Yoquivo Property. Mineral resource figures based on estimates made by geologists are inherently imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling. We cannot assure you that these estimates are accurate.

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

Regulatory Risks

Our operations are subject to ongoing permitting requirements, which could result in the delay, suspension or termination of our operations.

Our operations, including our ongoing exploration drilling programs, require ongoing permits from governmental and local authorities. The continued evaluation of the El Quevar project and other exploration activities will require additional permits from various governmental authorities. We may also be required to obtain certain property rights to access or use our properties. Obtaining or renewing licenses and permits, and acquiring property rights, can be complex and time-consuming processes. There can be no assurance that we will be able to acquire all required licenses, permits or property rights on reasonable terms or in a timely manner, or at all, and that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties. If we cannot obtain or maintain the necessary permits or if there is a delay in receiving future permits, our timetable and business plan will be adversely affected and may prevent or make future mining and processing activities economically unfeasible.

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

We currently conduct exploration activities almost exclusively in countries with developing economies, including Argentina and Mexico. These countries and other emerging markets in which we may conduct business have from time to time experienced economic or political instability. We may be materially adversely affected by risks associated with conducting exploration activities in countries with developing economies, including various levels of political, economic, legal and other risks and uncertainties, including local acts of violence, such as violence from drug cartels; military repression; extreme fluctuations in currency exchange rates; high rates of inflation; labor unrest; the risks of war or civil unrest; expropriation and nationalization; renegotiation or nullification of existing concessions, licenses, permits and contracts; illegal mining; acts of political corruption; changes in taxation policies; restrictions on foreign exchange and repatriation; and changing political conditions, currency controls and governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

Our Mexican properties are subject to a variety of governmental regulations governing health and worker safety, employment standards, waste disposal, protection of historic and archaeological sites, mine development, protection of endangered and protected species, purchase, storage and use of explosives and other matters. Specifically, our activities related to the Velardeña properties are subject to regulation by SEMARNAT, the Comisión Nacional del Agua, which regulates water rights, and Mexican mining laws. Mexican regulators have broad authority to shut down and levy fines against facilities that do not comply with regulations or standards. As such, our properties and activities in Mexico may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that increase the costs related to our mining and exploration activities or the maintenance of our properties.

Our properties in Argentina are subject to similar risks. The Argentine economy has experienced significant volatility in recent decades, characterized by periods of low or negative gross domestic product growth, high and variable levels of inflation and currency depreciation and devaluation. The Argentine government has not only historically exercised significant influence over the country’s economy through changing monetary, taxation, credit, tariff and other policies, but the country’s legal and regulatory frameworks have at times suffered radical changes due to political influence and significant political uncertainties as well. Future government policies to preempt, or in response to, social unrest may include expropriation, nationalization, forced renegotiation or modification of existing contracts, suspension of the enforcement of creditors’ rights, new taxation policies including royalty and tax increases and retroactive tax claims, and changes in laws and policies affecting foreign trade and investment. Such policies could destabilize the country and adversely and materially affect the economy and, thereby, our business.

Future changes in applicable laws and regulations, changes in their enforcement or regulatory interpretation, or shifts in the prevailing political climate in any of the countries in which we conduct exploration activities could adversely affect our business could negatively impact current or planned exploration or mining activities at our properties or in respect of any of our projects currently in, or projects with which we become involved in, such countries. Any failure to comply with applicable laws and regulations, even if inadvertent, could result in the interruption of mining and exploration or material fines, penalties or other liabilities.

Most of our properties are subject to extensive environmental laws and regulations, which could materially adversely affect our business.

Our exploration and processing operations are subject to extensive laws and regulations governing land use and the protection of the environment which control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste generation, handling and disposal, the protection of different species of flora and fauna and the preservation of lands. These laws and regulations require us to acquire permits and other authorizations for conducting certain activities. In many countries, there is relatively new comprehensive environmental legislation, and the permitting and the authorization processes may not be established or predictable. We may not be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the cost of our projects and could suspend or delay the commencement of extraction and processing of mineralized material.

Environmental legislation in Mexico and in many other countries is evolving in a manner which will likely require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulation in the jurisdictions where our Velardeña properties are located may adversely affect our business, make our business prohibitively expensive, or prohibit it altogether. We cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or regulatory agencies or stricter interpretation of existing laws, may (i) necessitate significant capital outlays, (ii) cause us to delay, terminate or otherwise change our intended activities with respect to one or more projects, or (iii) materially adversely affect our future exploration activities.

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

Mining concessions in Mexico give exclusive exploration and exploitation rights to the minerals located in the concessions but do not include surface rights to the real property, which requires that we negotiate the necessary agreements with surface landowners. Many of our mining properties are subject to the Mexican ejido system requiring us to contract with the local communities surrounding the properties in order to obtain surface rights to land needed in connection with our mining exploration activities. See “—Our ability to develop our Mexican properties is subject to the rights of the Ejido (agrarian cooperatives) who use or own the surface for agricultural purposes.” Our inability to maintain and periodically renew or expand these surface rights on favorable terms or otherwise could have a material adverse effect on our business and financial condition.

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

Our revenue and external funding are primarily denominated in U.S. dollars. However, certain mining, processing, maintenance and exploration costs at the Velardeña properties and most of our exploration properties are denominated in Mexican pesos. These costs principally include electricity, labor, water, maintenance, local contractors and fuel. The appreciation of the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact our operating results and cash flows. Conversely, depreciation of the Mexican peso decreases operating costs and capital asset purchases in U.S. dollar terms. When inflation in Mexico increases without a corresponding devaluation of the Mexican peso, our financial position, results of operations and cash flows could be adversely affected. The annual average inflation rate in Mexico was approximately 5.9% in 2023 7.9% in 2022, 5.7% in 2021. At the same time, the peso has been subject to fluctuation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso decreased by 11.8% in 2023, decreased by 4.9% in 2022, decreased by 2.6% in 2021. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflict between Ukraine and Russia. Continuing increases in inflation could increase our costs of labor and other costs related to our business, which could have an adverse impact on our business, financial position, results of operations and cash flows.

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

One of our stockholders, The Sentient Group, through the Sentient executive funds (“Sentient”), owns approximately 11% of our outstanding common stock. With this level of ownership, Sentient could exert significant control over us, including over the election of directors, changes in the size or the composition of the board of directors, and mergers and other business combinations involving us. Through greater control of the board of directors and increased voting power, including the potential to prevent a quorum at stockholders meetings, Sentient could control certain decisions, including decisions regarding qualification and appointment of officers, operations of the business including acquisition or disposition of our assets or purchases and sales of mining or exploration properties, dividend policy, and access to capital (including borrowing from third-party lenders and the issuance of equity or debt securities). Sentient’s large share ownership will also make it difficult, if not impossible, for us to enter into a change of control transaction that may otherwise be beneficial for our other shareholders.

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

As of December 31, 2023, we had 11.3 million warrants outstanding with a weighted average exercise price per share of $1.07. The existence of securities available for exercise and resale is referred to as an “overhang,” and, particularly if the warrants are “in the money,” the anticipation of potential sales could exert downward pressure on the market price of our common stock.

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

General Risks

Our operations may be disrupted, and our financial results may be materially adversely affected by any future pandemic.

 Any pandemic may pose a risk to our business and operations. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend exploration activities and/or development projects, which may impact liquidity and financial results. These restrictions have significantly disrupted economic activity in both the world, national and local economies and have caused volatility in capital markets.

To the extent any pandemic materially adversely affects our business and financial results, as discussed above, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our operation, indebtedness, and financing. We are unable to predict the ultimate adverse impact of any pandemic on our business, which will depend on numerous evolving factors and future developments, including the pandemic’s ongoing effect on the demand for silver and gold, as well as the response of the overall economy and the financial markets after the pandemic and response measures come to an end, the timing of which remains highly unpredictable.

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

Our success is also dependent on the contributions of our highly skilled and experienced workforce and their ability to safely perform their jobs. To achieve our operating goals, we must be able to recruit, hire, retain and develop qualified and diverse personnel to execute on our strategy. See “—Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete.” If we experience periods where our employees are unable to perform their jobs for any reason, including as a result of illness (such as COVID-19), our business, financial condition, results of operations and cash flows could be adversely affected.

Market factors outside of our control could have significant adverse impacts on our business, operations and/or prospects.

Operating in the volatile and cyclical natural resource industry subjects us to numerous market factors outside of our control that could have significant and sometimes adverse impacts on our business. Such factors could include significant price declines in our industry, inflationary impacts on capital and operating costs, public opposition, poor financial and operating performance of other companies in the same industry sector, environmental incidents from resource projects, major technological advances that reduce demand for mineral resources, unforeseen regulation, military conflict, such as the Russia/Ukraine war, the conflicts in Gaza and the Middle East, terrorism, banking institution stability, or other geopolitical events that broadly impact the global or domestic economy or natural resource industry. To the extent that such events affect attitudes toward investments in the natural resource sector, or impact the overall economic climate, could affect our ability to raise the additional capital needed to continue to advance our Projects and business plan.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 1C: CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and management is responsible for the day-to-day management of any material risks that may arise. The Board receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks. As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

Cybersecurity Threats

As of December 31, 2023, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements. For further discussion of cybersecurity risks, please refer to Item 1A. Risk Factors.

ITEM 3: LEGAL PROCEEDINGS

During April 2021, the Company became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”). The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”). The lawsuit was assigned to the Fifth Specialized Commercial District Court. In November 2022, the Company was formally served with the complaint in connection with the lawsuit and in December 2022 the Company filed its answer to the complaint. Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment. At the time the documentation was allegedly signed, Minera William was a subsidiary of ECU Silver Mining prior to the Company’s acquisition of ECU in September 2011. As a preemptive measure, Unifin has obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which has limited the Company’s and Minera William’s ability to access approximately $153,000 according to current currency exchange rates. Notwithstanding this action, the restrictions imposed on Minera William’s bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary.  Likewise, the action does not impact the Company’s ability to continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico.  A preliminary hearing was scheduled to take place on April 3, 2023 but was rescheduled to June 2023. In June 2023 Minera William and Unifin agreed to pursue discussions to settle the matter and the Court agreed to suspend trial to allow Minera William and Unifin to negotiate a settlement agreement. On December 6, 2023, Minera William and Unifin filed a joint motion to notify the court that they entered into the Settlement Agreement. Under the terms of the Settlement Agreement, Minera William has agreed to pay $250,000 to Unifin and Unifin has agreed to release Minera Williams from any future claim related to the dispute. The Settlement Agreement has been approved by Mexico courts. The Company anticipates that the settlement amount will be paid in 2024.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NYSE American under the symbol “AUMN” on March 19, 2010. Our common stock is also listed on the Toronto Stock Exchange, also referred to as the “TSX”, and trades under the symbol “AUMN”.

As of March 14, 2024, we had 138 record holders of our common stock of record based upon the stockholders list provided by our transfer agent, Computershare Trust Company, N.A.

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

Our Company

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009 and are the successor to Apex Silver Mines Limited for purposes of reporting under the Exchange Act. During the year ended December 31, 2023, our principal source of revenue was from the sale of gold and silver from our Rodeo Property in Durango, Mexico. We incurred net operating losses for the years ended December 31, 2023 and 2022.

During 2023, we remained focused on mining and processing operations at the Rodeo Property through its conclusion in June 2023 and September 2023 respectively. We restarted mining at our Velardeña Properties in late 2023, however, in February 2024 we decided to shut down operations at the mine because the initial performance of the mine and the processing plant did not achieve the expected results. We are therefore, currently shutting down the Velardeña Properties and will hold them for short-term sale while we evaluate alternatives to realize value from the assets. We are also focused on the continued advancement of our Yoquivo Property. We also continue to evaluate and search for mining opportunities in North America (including Mexico) with near-term prospects of mining. We are also focused on advancing our El Quevar exploration property in Argentina through the Earn-In Agreement with Barrick and on advancing selected properties in our portfolio of exploration properties, located in Mexico, Nevada and Argentina. We are reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

2023 Highlights

Rodeo Property

From inception in January 2021 through the end of December 31, 2023, we produced 31,126 ounces of gold and 126,151 ounces of silver from Rodeo. Cash costs per payable gold ounce, net of silver by-products averaged $1,275 during that period. The operation concluded mining in June 2023 and processing of stockpiled material concluded in September 2023.

Mill throughput averaged 498 tonnes per day through the end of September 2023 and 536 tonnes per day for the full year 2022.

We entered into a refining agreement with a third party located in the U.S. in February 2021 and completed 89 shipments of doré through the end of September 2023 when processing of Rodeo material concluded.

The table below sets forth the key processing and sales statistics for the Rodeo operation for the years ended December 31, 2023 and 2022. Payable gold and silver produced in doré include final settlement adjustments for all doré produced for the years ended December 31, 2023 and 2022:

Rodeo Operations Statistics
(in thousands except per unit amounts)

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Tonnes mined (1)	226,896	771,485
Tonnes in stockpiles awaiting processing (2)	-	31,381
Tonnes in low grade stockpiles (3)	-	193,479
Tonnes processed	135,900	195,599
Average tonnes per day processed	498	536

Average gold grade processed (grams per tonne)	1.5	2.6
Average silver grade processed (grams per tonne)	7.1	10.6

Plant recovery - gold (%)	72.1	74.7
Plant recovery - silver (%)	81.7	81.2

Payable gold produced in doré (ounces)	4,746	11,982
Payable silver produced in doré (ounces)	23,044	52,179
Payable gold equivalent produced in doré (ounces) (4)	5,025	12,616

Gold sold in doré (ounces)	4,882	12,451
Silver sold in doré (ounces)	23,639	53,486
Gold equivalent sold in doré (ounces) (4)	5,168	13,101

Average realized price, before refining and selling costs
Gold (dollar per ounce)	$ 1,930	$ 1,805
Silver (dollar per ounce)	$ 23.37	$ 21.93

(1) Includes all mined material transported to the plant, stockpiled or designated as waste
(2) Includes mined material stockpiled at the mine or transported to the plant awaiting processing in the plant
(3) Material grading between 1.6 g/t (current cutoff grade) and 1 g/t Au held for possible future processing
(4) Gold equivalents based on realized $ Au and $ Ag price

The following table highlights additional non-GAAP cost and revenue statistics related to the Rodeo operations:

In $000's except for unit costs and tonnes processed	Year Ended December 31, 2023	Year Ended December 31, 2022
Total cash operating costs	$10,154	$17,110
Treatment and refining costs	263	385
Silver by-product credits	(553)	(1,173)
Total cash costs, net of by-product credits	$9,864	$16,322

Cash cost per unit
Payable gold ounces produced in doré	4,746	11,982
Total cash operating costs	$2,139	$1,428
Treatment and refining charges	56	32
Silver by-product credits	(116)	(98)
Total cash costs, net of by-product credits, per payable gold ounce (1)	$2,079	$1,362

Tonnes processed in plant	135,900	195,599
Total cash operating costs per tonne processed	$75	$87

(1) Cash costs, net of by-product credits, per payable ounce of gold is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation to the GAAP financial measure.

Total cash operating costs for the years ended December 31, 2023 and 2022, as depicted in the table above, include all production costs during the period, including mining, milling and general and administrative costs related to mined and material including full administrative costs in Mexico that are not categorized as costs to produce concentrate or exploration or Velardeña care and maintenance costs.

Total operating margin related to the Rodeo operations for the year ended December 31, 2023 and 2022 were negative $0.7 million and positive $5.7 million, respectively, on sales of metal in doré and slag of $10.6 million and $23.3 million, respectively, offset by cost of metal sold of $11.3 million and $17.5 million, respectively.

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

“Cost of metals sold”, reported as a separate line item in our Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, is the most comparable financial measure, calculated in accordance with GAAP, to “Total cash costs, net of by-product credits”. “Cost of metals sold” includes adjustments for changes in inventory and excludes third-party related treatment and refining costs, which are reported as part of revenue in accordance with GAAP.  The following table presents a reconciliation for the years ended December 31, 2023 and 2022 between the non-GAAP measure of “Total cash cost, net of by-product credits” to the most directly comparable GAAP measure, “Cost of metals sold”.

In $000's	Reconciliation of Costs of Metals Sold (GAAP) to Total Cash Costs, net of By-product Credits (Non-GAAP)
	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Total cash costs, net of by-product credits	$9,864	$16,322

Reconciliation to GAAP measure:
Treatment and refining costs	$(263)	$(385)
Silver by-product credits	553	1,173
Write down of inventories to net realizable value	63	—
Change in inventory (excluding depreciation, depletion and amortization)	776	428
Costs of metal unrelated to Rodeo Operations	1,365	—
Cost of metals sold	$12,358	$17,538

Velardeña

The Velardeña Properties contain two underground mines that were in operation until late 2015, at which point mining activities were suspended when a combination of low metals prices, mining dilution and metallurgical challenges rendered operations unprofitable.

In June 2021, we began limited-scale mining activities at our Velardeña underground mine to obtain further bulk samples for use in final optimization of the bio-oxidation (BIOX™) plant design and for use in additional flotation separation studies (BIOX is a trademark of Metso-Outotec for its proprietary bio-oxidation process.). Test results using the BIOX pre-treatment oxidation process continue to support the use of the technology in future processing at Velardeña. In March 2022 we filed an updated PEA Technical Report Summary and 43-101 Technical Report supporting a possible economic operation at Velardeña using the optimized flotation parameters, BIOX treatment of pyrite concentrates and employing resue mining techniques to control dilution. In May 2022 we began additional test-mining activities with a new mining contractor to evaluate productivity and dilution of resue mining on the principal veins accessible from the San Mateo decline in part to validate the PEA assumptions. The results of the test mining met expected productivity metrics but did not meet anticipated dilution metrics on some of the veins mined. We initiated ore-sorting studies to limit the negative effects of the excess dilution. The initial results of these tests were positive.

In late 2022, a tailing storage facility expansion project was initiated to provide storage volume for the remainder of the Rodeo mine life. The project was completed in May 2023. A total of $2.6 million was expended for this project of which $0.6 million was expended in 2023.

In early 2023, the terms for the sale of our gold-rich pyrite concentrates improved significantly over previously-available terms. The recently improved terms allowed us to re-open the Velardeña Properties’ mines without the BIOX™ plant. Internal cash flow models using the new concentrate sales terms yield results only slightly less attractive than models using BIOX™ treatment; however, the new models require low capital investment and so are much less risky to implement.

In March 2023, we restarted our flotation plant (Plant I) to process 3,000 tonnes of mineralized material that had been stockpiled during the test mining in 2022. Under the new concentrate sales terms, 656 tonnes of gold-rich pyrite concentrate, 118 tonnes of silver-rich lead concentrate and 63 tonnes of zinc concentrate have been sold under an offtake agreement through December 31, 2023. These three shipments that were completed in the year ended December 31, 2023 generated cash receipts of approximately $1.5 million. Based on these successful sales of concentrates on the improved terms, we focused on a restart of Velardeña without the requirement of constructing and using the BIOX™ technology.

In August 2023, we released and filed the results of an updated independent technical report prepared under S-K 1300 guidelines.  The report validated our internal economic models for the Velardeña resource and potential economic results. For purposes of our internal cash flow projections, we utilized more conservative assumptions than those reflected in the technical report summary.

In November 2023, we restarted the flotation plant to finish processing material that had been partially processed previously. This material had been held for future use in the tailings impoundment of the flotation plant. Testwork showed that we could successfully recover a gold and silver bearing pyrite concentrate that was marketable from this material. We processed 23,069 DMT of material in 2023 and 2024 and sold a total of 1,279 DMT of gold-bearing pyrite concentrate.  We processed this material until February of 2024 when we switched to processing of newly mined material from the Velardeña mines.

We restarted our Velardeña Properties in December 2023 and ceased operations in February 2024 because the initial performance of the mine and processing plant during the initial months of production did not achieve the results expected by the Company. We are currently evaluating our next course of action with regard to the Velardeña Properties while holding the properties available for short-term sale.

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

The Desierto concessions (Desierto 1 and 2) which are adjacent to and south of the Sarita Este concession are subject to an option agreement with a third-party partial owner and a proposed joint venture agreement also between the Company and Cascadero. The Desierto 1 concession is the object of a legal dispute between the Company and the Salta Ministry of Mines in which the Company is disputing the cancellation of the concession by the province. The dispute is expected to be resolved in 2024.

Santa Maria

In December 2020, we entered into the Option Agreement to sell our interest in the Santa Maria properties to Fabled. Pursuant to the Option Agreement, during the Exercise Period, Fabled was obligated to pay to each of the owners of the Concessions (the “Owners”) any remaining required payments due to the Owners pursuant to the various underlying option agreements between the Owners and the Company, and to make all payments and perform all other requirements needed to maintain the Concessions in good standing. Fabled did not make the payment due on January 31, 2023, and we issued a notice of default under the Option agreement. Fabled did not cure the default as required within 5 days; therefore, we took back the property as allowed under the Option Agreement.

The Company sold the Santa Maria concessions to Transformaciones y Servicios Metalurgicos S.A. DE C.V. (“TSM”) pursuant to the Contract of Assignment of Mining Rights, dated as of December 1, 2023 (the “Agreement”). In connection with the Sale, the Company received $1.5 million in cash and $0.24 million in Value-Added Tax (“VAT”). Furthermore, TSM (i) granted the Company a 1.5% net smelter return (“NSR”) royalty on the Santa Maria concession up to a cap of $1.0 million and (ii) may purchase from the Company the right to receive the NSR royalty for $500,000 at any time prior to the commencement of commercial production on the Santa Maria property by TSM.

Results of Operations

For the results of operations discussed below, we compare the results of operations for the year ended December 31, 2023, to the results of operations for the year ended December 31, 2022.

Revenue from the sale of metals. in addition to the sales of doré from Rodeo, beginning in April of 2023 we also sold three types of concentrates which were produced from Velardeña material that had been mined in 2022 as part of the test mining to analyze the potential restart of the Velardeña Properties. We also sold slag remaining from previous doré sales and doré production at Plant 2.

●	Doré Sales - We recorded $9.7 million in revenue related to gold and silver in doré for the year ended December 31, 2023, and $23.3 million for the year ended December 31, 2022. Lower revenue in 2023 resulted from 5,239 fewer gold equivalent ounces sold partially offset by a slightly higher realized price of $1,930 per ounce for the year ended December 31, 2023, compared to $1,805 per ounce for the year ended December 31, 2022. Fewer gold ounces were sold in the year ended December 31, 2023 compared to the year ended December 31, 2022, due to the lower amount and grade of material processed mainly attributed to the cessation of mining at Rodeo in the second quarter 2023.

●	Concentrate Sales – We recorded $1.4 million for the year ended December 31, 2023 from the sale of 656 tonnes of gold-rich pyrite concentrate, 118 tonnes of silver-rich lead concentrate and 63 tonnes of zinc concentrate. There were no concentrate sales in the year ended December 31, 2022.

●	Slag Sales – We recorded $0.8 million in revenue related to the gold and silver in slag that was sold to a refiner with operations in Mexico and United States in the year December 31, 2023. There were no slag sales in year ended December 31, 2022.

Costs of metals sold. For the year ended December 31, 2023, we recorded $12.4 million of costs of metals sold. We recorded $17.5 million of costs of metals sold for the year ended December 31, 2022.

Exploration Expense. Our exploration expense, including work at Rodeo, Velardeña, Yoquivo, Sand Canyon and other properties, totaled $3.4 million for the year ended December 31, 2023, including the cost of expanding a tailings facility at Velardeña. Our exploration expense totaled $9.6 million for the year ended December 31, 2022. Exploration expense for both years was incurred primarily in Mexico and includes property holding costs, costs incurred by our local exploration offices, exploration and development project costs, and allocated corporate administrative expenses. The higher exploration expense for 2022 was primarily related to increased exploration and other costs at our Velardeña Properties including expense to expand a tailings facility and perform test mining at Velardeña in anticipation of a restart in 2023. In 2022, exploration expenses also supported work at Yoquivo in Mexico and the Sarita Este property in Argentina.

Velardeña shutdown and care and maintenance costs. We recorded $1.2 million for the year ended December 31, 2023 and $1.4 million for the year ended December 31, 2022, for expenses related to care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015 until the commencement of mining in December 2023.

El Quevar Project Expense. As discussed above, during April 2020 we entered into the Earn-In Agreement with Barrick, pursuant to which Barrick has acquired an option to earn a 70% interest in the El Quevar Property. During the earn-in period Barrick has and will continue to reimburse us for certain holding and maintenance costs related to the project. During the year ended December 31, 2023, we recorded an expense of approximately $0.5 million primarily related to holding and evaluation costs for the Yaxtché deposit at the El Quevar Property, net of costs reimbursed.  During the year ended December 31, 2022, we recorded an expense of approximately $0.6 million primarily related to exploration, holding and evaluation costs for the Yaxtché deposit at the El Quevar Property, net of costs reimbursed. For both years, additional nominal costs incurred in Argentina and not related to the El Quevar Property are included in “Exploration Expense”, discussed above.

Administrative Expense. Administrative expenses totaled $4.7 million for the year ended December 31, 2023, compared to $4.5 million for the year ended December 31, 2022. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Rodeo and Velardeña Properties, El Quevar Property and our exploration portfolio. The $4.7 million of administrative expenses we incurred during 2023 is comprised of $2.0 million of employee compensation and directors’ fees, $1.6 million of professional fees, and $1.1 million of insurance, rents, travel expenses, utilities and other office costs. The $4.5 million of administrative expenses we incurred during 2022 is comprised of $2.0 million of employee compensation and directors’ fees, $1.0 million of professional fees, and $1.5 million of insurance, rents, travel expenses, utilities and other office costs. The directors’ fees were accrued in 2023 but have not been paid.

Stock based compensation. During the year ended December 31, 2023, we incurred expense related to stock-based compensation in the amount of $0.4 million compared to $0.7 million for the year ended December 31, 2022. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the years ended December 31, 2023 and 2022, we incurred $0.3 million of reclamation expense, related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other Operating Income, Net. We recorded $2.3 million for the year ended December 31, 2023 relating mainly to the sale of non-core assets.  We recorded $1.6 million of other operating income for the year ended December 31, 2022, primarily related to the amortization of deferred income related to the option agreement for the 2020 sale of the Santa Maria property, as discussed above.

Depreciation, depletion and amortization. During the year ended December 31, 2023 and 2022, we incurred depreciation, depletion and amortization expense of $0.5 million and $0.4 million respectively.

Interest and Other expense, net. We recorded a nominal amount of interest and other expense, net for the years ended December 31, 2023 and 2022.

Gain (Loss) on Foreign Currency. We recorded a $0.1 million foreign currency gain and a $0.3 million foreign currency gain for the years ended December 31, 2023 and 2022, respectively. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than U.S. dollars.

Income Taxes. We recorded an $11,000 income tax expense for the year ended December 31, 2023, and a $88,000 income tax expense for the year ended December 31, 2022.

Liquidity, Capital Resources and Going Concern

2024 Liquidity Forecast and Going Concern Qualification

Our forecasted expenditures during the 12 months ending December 31, 2024, excluding Velardeña cost of metals sold which is included in our forecast of net operating margin discussed below, total approximately $9.0 million. These forecasted expenditures include: (i) exploration expenses of $1.3 million, (ii) El Quevar spending (net of Barrick reimbursements) of $0.4 million and (iii) administrative expense of $3.3 million and (iv) $4.0 million for administrative and shutdown costs in Mexico. The actual amount of cash expenditures that we incur during the twelve-month period ending December 31, 2024 may vary significantly from the amounts specified above and will depend on a number of factors, including variations in the anticipated administrative expenses and costs at El Quevar, and costs for continued exploration, project assessment, and advancement of our other exploration properties.

We do not currently have sufficient resources to meet our expected cash needs during the year ended December 31, 2024. At December 31, 2023, we had current assets of approximately $8.7 million including cash and cash equivalents of approximately $3.8 million. On the same date, we also had current liabilities of approximately $5.7 million. On February 29, 2024 we announced that we were stopping production at the Velardeña Properties due to our inability to continue to fund the project given operational delays in ramping up mine production and due to lower than expected initial concentrate quality and projected income from concentrate sales. The forecasted net operating margin from the Velardeña Properties during the year is expected to be between a loss of $2.0 million and a loss of $2.5 million. Net operating margin is defined as revenue from the sale of metals less the cost of metals sold. Our estimate assumes average gold and silver prices per ounce during the period of $1,948 and $24.34, respectively. The actual amount that we receive in net operating margin from the Velardeña Properties during the period may vary significantly from the amounts specified above. We do not anticipate receiving funds from the sale of concentrates produced at the Velardeña Properties subsequent to March 31, 2024.

To meet our liquidity needs during the year, we plan to sell assets, collect VAT receivables, seek equity financing and reduce costs. The amount of cash that we need to raise from the equity raises, asset sales and VAT collections combined to cover forecast expenditures during the 12 months ended December 31, 2024 is between $7.6 million and $8.6 million.

There is no assurance that we will be successful in raising sufficient capital. At March 11, 2024, our available shares authorized by not yet outstanding which could be offered to raise equity was approximately 1.9 million shares out of our 28 million shares authorized. In the absence of sufficient asset sales, equity financing or other external funding the Company’s cash balance is expected to be depleted in the second quarter of 2024.

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

The ability of the Company to maintain a positive cash balance for a period of 12 months beyond the filing date of this Form 10-K is dependent upon its ability to generate sufficient cash flow from operations, reduce expenses, sell non-core assets, and raise sufficient funds through equity and debt sources. There can be no assurance the Company will be successful in generating sufficient funds from these sources to maintain liquidity throughout the 12-month period. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of this Form 10-K. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should the Company not continue as a going concern.

2023 Liquidity Discussion

At December 31, 2023, our aggregate cash and cash equivalents totaled $3.8 million, compared to the $4.0 million in similar assets held at December 31, 2022. The decrease is the result of the following expenditures and cash inflows for the year ended December 31, 2023. Expenditures totaled $9.9 million from the following:

●	$3.4 million in exploration expenditures, including $0.6 million to expand the tailing facility at Plant 2, $0.3 to support Colque and $2.5 million to support exploration and mining activities at our Rodeo Property, Velardeña Properties Yoquivo Property, and other properties.

●	$1.2 million in care and maintenance costs at the Velardeña Properties;

●	$0.6 million in exploration and evaluation activities, care and maintenance and property holding costs at the El Quevar project, net of reimbursements from Barrick; and

●	$4.7 million in general and administrative expenses;

The above expenditures were offset by cash inflows of $9.7 million from the following:

●	$7.5 million from equity offerings and net of fees (as further described in Footnote 16 in our Consolidated Financial Statements);

●	$2.2 million from the sale of non-core assets;

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

Mineral Reserves

We do not have defined mineral reserves pursuant to Regulation S-K subpart 1300 (“S-K 1300”) and all of our mining properties are in the exploration stage. When and if we determine that a mining property has mineral reserves, subsequent development costs will be capitalized to those properties. When we commence extraction at our mining properties with defined mineral reserves, capitalized costs would be charged to operations using the units-of-production method. We cannot be certain that any part of the deposits at our properties will ever be confirmed or converted into S-K 1300 compliant reserves.

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

Long-Lived Assets

Long-lived assets are recorded at cost and per the guidance of ASC 360 we assess the recoverability of our long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis or by comparing other market indicators to the carrying amount of the asset.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2023.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on these criteria.

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

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2024 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2024 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2024 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2024 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2024 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.	Documents filed as part of this Form 10-K or incorporated by reference:

(1)	Our consolidated financial statements are listed on the “Index to Financial Statements” on Page F-1 to this report.

(2)	Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)	The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

ITEM 16: FORM 10-K SUMMARY

Not applicable

EXHIBITS

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Golden Minerals Company (Incorporated by reference to our Current Report on Form 8-K filed March 30, 2009).
3.2

First Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated September 2, 2011 (Incorporated by reference to our Current Report on Form 8-K filed September 9, 2011).

3.3

Second Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated May 19, 2016 (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2016).

3.4

Third Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated June 11, 2020 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on March 25, 2021).

3.5

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated May 30, 2023 (incorporated by reference to our Current Report on Form 8-K filed on May 30, 2023).

3.6	Amended and Restated Bylaws of Golden Minerals Company (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2023).
4.1	Description of Registrant’s Securities (incorporated by reference to our Annual Report on Form 10-K filed on February 27, 2020).
4.2	Form of Series A Warrant (incorporated by reference to our Current Report on Form 8-K filed on July 19, 2019).
4.3	Form of Series B Warrant (incorporated by reference to our Current Report on Form 8-K filed on July 19, 2019).
4.4	Form of Series A Warrant (incorporated by reference to our Current Report on Form 8-K filed on April 23, 2020).
4.5	Form of Series B Warrant (incorporated by reference to our Current Report on Form 8-K filed on April 23, 2020).
4.6	Form of Common Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2023).
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 29, 2023).
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current report on Form 8-K filed on November 9, 2023).
4.9	Form of Series A Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2023).
4.10	Form of Series B Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 9, 2023).
10.1	Form of Indemnification Agreement (incorporated by reference to our Current Report on Form 8-K filed March 30, 2009).

10.2	Form of Change of Control Agreement (incorporated by reference to our Current Report on Form 8-K filed March 30, 2009).
10.3	Golden Minerals Company 2023 Equity Incentive Plan (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2023).
10.4	Form of Restricted Stock Unit Award Agreement Pursuant to the 2023 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2023).
10.5

At the Market Offering Agreement, dated as of December 20, 2016, between Golden Minerals Company and H.C. Wainwright & Co., LLC (incorporated by reference to our Current Report on Form 8-K filed on December 20, 2016).

10.6	Amendment to At the Market Offering Agreement, dated as of November 23, 2018 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2018).
10.7	Amendment to At the Market Offering Agreement, dated as of December 11, 2020 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2020).
10.8

Earn-In Agreement among Golden Minerals Company, ASM Services S.A.R.L., Silex Spain, S.L., Silex Argentina, S.A. and Barrick Gold Corporation, dated April 9, 2020 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 6, 2020).

10.9

Securities Purchase Agreement between Golden Minerals Company and certain institutional investors, dated as of June 26, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 29, 2023).

10.10

Securities Purchase Agreement between Golden Minerals Company and certain institutional investors, dated as of November 6, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 9, 2023).

10.11	Contract of Assignment of Mining Rights between Minera de Cordilleras, S. de R.L. de C.V. and Transformaciones y Servicios Metalurgicos, S.A. de C.V., dated December 1, 2023. *
16.1	Letter from Plante & Moran, PLLC, dated as of September 8, 2022 (incorporated by reference to our Current Report on Form 8-K filed on September 9, 2022).
16.2	Letter from Armanino, LLP, dated as of July 7, 2023 (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2023).
21.1	Subsidiaries of the Company. *
23.1	Consent of Haynie & Company. *
23.2	Consent of Armanino, LLP. *
23.3	Consent of Tetra Tech. *
23.4	Consent of Aaron Amoroso. *
23.5	Consent of Matthew Booth. *
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). *
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). *
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). **
96.1	Rodeo Project – Technical Report Summary (incorporated by reference to our Annual Report on Form 10-K filed on March 22, 2023).
96.2	Yoquivo Project – Technical Report Summary (incorporated by reference to our Annual Report on Form 10-K filed on March 22, 2023).

96.3	Velardeña Project – Technical Report Summary (incorporated by reference to our Registration Statement on Form S-1 filed on September 7, 2023).
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.*
101.INS	Inline XBRL Instance Document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Document. *
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Definition Document. *
101.LAB	Inline XBRL Taxonomy Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document. *
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2024	GOLDEN MINERALS COMPANY
Registrant

	By:	/s/ WARREN M. REHN
Warren M. Rehn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WARREN M. REHN	President and Chief Executive Officer	March 19, 2024
Warren M. Rehn	(Principal Executive Officer)

/s/ JULIE Z. WEEDMAN	Senior Vice President and Chief Financial Officer	March 19, 2024
Julie Z. Weedman	(Principal Financial and Accounting Officer)

/s/ JEFFREY G. CLEVENGER	Chairman of the Board of Directors	March 19, 2024
Jeffrey G. Clevenger

/s/ DEBORAH J. FRIEDMAN	Director	March 19, 2024
Deborah J. Friedman

/s/ KEVIN R. MORANO	Director	March 19, 2024
Kevin R. Morano

/s/ TERRY M. PALMER	Director	March 19, 2024
Terry M. Palmer

/s/ DAVID H. WATKINS	Director	March 19, 2024
David H. Watkins

GOLDEN MINERALS COMPANY

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Golden Minerals Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Golden Minerals Company (the Company) as of December 31, 2023, and the related consolidated statements of operations, changes in equity, and cash flows for the ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has incurred negative cash flows from operating activities, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Asset Retirement and Reclamation Liabilities

As discussed in Note 12 to the financial statements, the Company is subject to national, state and local environmental laws and regulations governing the protection of the environment, including remediation, restoration and reclamation of environmental contamination. Liabilities for environmental contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2023, the Company’s consolidated asset retirement and reclamation liabilities totaled $4.3m.

Our audit procedures required a significant amount of time performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Those procedures included gaining an overall understanding of the Company’s process for estimating mineral resources and the related mine closure dates and tested the accuracy of key data used in their estimation process. We read the related valuation reports verifying the reasonableness of the Company’s calculations and ensuring mathematical accuracy. We evaluated the assumptions used by management to develop their estimates and considered the relevant accounting guidance.

Haynie & Company

Salt Lake City, Utah

March 19, 2024

We have served as the Company’s auditor since 2023.

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

Going Concern

The 2022 consolidated financial statements were prepared assuming that the Company would continue as a going concern. As of December 31, 2022, the Company had suffered recurring losses from operations, incurred negative cash flows from operating activities, and had stated that substantial doubt exists about the Company’s ability to continue as a going concern. The 2022 consolidated financial statements did not include any adjustments that might result from the outcome of this uncertainty.

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

ArmaninoLLP

Dallas, Texas

March 22, 2023

We have served as the Company's auditor from 2022 to 2023.

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31,	December 31,
	2023	2022

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 5)	$3,766	$3,972
Short-term investments (Note 5)	11	20
Inventories, net (Note 7)	830	1,371
Value added tax receivable, net (Note 8)	3,135	1,465
Prepaid expenses and other assets (Note 6)	972	1,142
Total current assets	8,714	7,970
Property, plant and equipment, net (Note 9)	5,821	6,416
Investments (Note 5)	265	225
Right-of-use assets (Note 10)	110	333
Total assets	$14,910	$14,944

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 11)	$4,899	$3,709
Other current liabilities (Note 13)	774	640
Total current liabilities	5,673	4,349
Asset retirement and reclamation liabilities (Note 12)	4,096	3,993
Other long-term liabilities (Note 13)	28	122
Total liabilities	9,797	8,464

Commitments and contingencies (Note 20)

Equity (Note 16)
Common stock, $.01 par value, 28,000,000 shares authorized; 14,084,680 and 6,836,735 shares issued and outstanding, respectively (1)	141	68
Additional paid-in capital	552,160	544,372
Accumulated deficit	(547,188)	(537,960)
Shareholders’ equity	5,113	6,480
Total liabilities and equity	$14,910	$14,944

(1) Reflects the one-for-25 reverse stock split that became effective June 9, 2023. Refer to Note 1, “Nature of Operations.”

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

	Year Ended
	December 31,
	2023	2022

	(in thousands, except per share data)
Revenue:
Sale of metals (Note 17)	$12,002	$23,285
Total revenue	12,002	23,285
Costs and expenses:
Cost of metals sold (exclusive of depreciation shown below) (Note 17)	(12,358)	(17,538)
Exploration expense	(3,401)	(9,617)
El Quevar project expense	(544)	(579)
Velardeña care and maintenance costs	(1,243)	(1,428)
Administrative expense	(4,659)	(4,496)
Stock-based compensation	(405)	(744)
Reclamation expense	(297)	(282)
Other operating income, net	2,315	1,622
Depreciation and amortization	(530)	(369)
Total costs and expenses	(21,122)	(33,431)
Loss from operations	(9,120)	(10,146)
Other income (expense):
Interest and other income (expense), net (Note 18)	32	(11)
Gain on foreign currency transactions	121	339
Litigation settlement (Note 20)	(250)	—
Total other (expense) income	(97)	328
Loss from operations before income taxes	(9,217)	(9,818)
Income taxes (Note 15)	(11)	(88)
Net loss	$(9,228)	$(9,906)
Net loss per common share - basic (1)	$(1.08)	$(1.49)
Weighted-average shares outstanding - basic (2)	8,539,811	6,647,398

(1) Reflects the one-for-25 reverse stock split that became effective June 9, 2023. Refer to Note 1, “Nature of Operations.”

(2) Potentially dilutive shares have not been included for loss periods because to do so would be anti-dilutive. Potentially dilutive shares at December 31, 2023, consist of 400,409 equivalent shares related to stock compensation and 11,308,314 equivalent shares related to warrants outstanding. Potentially dilutive shares at December 31, 2022, consist of 440,209 equivalent shares related to stock compensation and 392,154 equivalent shares related to warrants outstanding. See Note 16 for a discussion of stock-based compensation and warrants.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

			Additional
	Common Stock (1)		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

	(in thousands except share data)
Balance, December 31, 2021	6,538,566	$65	$542,081	$(527,961)	$14,185
Adjustment related to correction of immaterial error (Note 4)	—	—	—	(93)	(93)
Adjusted balance at January 1, 2022 (Restated)	6,538,566	65	542,081	(528,054)	14,092
Stock compensation accrued and restricted stock awards granted (Note 16)	22,000	—	744	—	744
Shares issued under the at-the-market offering agreement, net (Note 16)	111,234	1	727	—	728
KELTIP shares issued net of shares relinquished to cover withholding taxes (Note 16)	44,935	1	(229)	—	(228)
Warrants exercised (Note 16)	120,000	1	1,049	—	1,050
Net loss	—	—	—	(9,906)	(9,906)
Balance, December 31, 2022	6,836,735	$68	$544,372	$(537,960)	$6,480
Stock compensation accrued (Note 16)	—	—	405	—	405
Shares issued under the at-the-market offering agreement, net (Note 16)	308,930	3	1,791	—	1,794
Offering and private placement transaction (Note 16)	790,000	8	1,847	—	1,855
Public offering (Note 16)	4,712,488	47	3,760	—	3,807
Warrants exercised (Note 16)	1,436,527	15	(15)	—	—
Net loss	—	—	—	(9,228)	(9,228)
Balance, December 31, 2023	14,084,680	$141	$552,160	$(547,188)	$5,113

(1) Reflects the one-for-25 reverse stock split that became effective June 9, 2023. Refer to Note 1, “Nature of Operations.”

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	Year Ended December 31,
	2023	2022

	(in thousands)
Cash flows used in operating activities:
Net cash used in operating activities (Note 19)	$(9,912)	$(9,657)
Cash flows from (used in) investing activities:
Proceeds from sale of assets	2,246	125
Investment in Golden Gryphon Explorations Inc.	(40)	(225)
Acquisitions of property, plant and equipment	—	(52)
Net cash from (used in) investing activities	$2,206	$(152)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	7,500	1,780
Common stock shares relinquished to pay taxes	—	(228)
Net cash from financing activities	$7,500	$1,552
Net decrease in cash and cash equivalents	(206)	(8,257)
Cash and cash equivalents, beginning of period	3,972	12,229
Cash and cash equivalents, end of period	$3,766	$3,972

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

We concluded mining operations at the Rodeo Property in June 2023. We commenced mining activities at the Velardeña Properties in December 2023, however, mining operations were shut down in February 2024 because the initial performance of the mine and the processing plant did not achieve the expected results. We are shutting down operations at our Velardeña Properties and holding them for short-term sale while we evaluate alternatives to realize value from the asets. We continue to evaluate and search for mining opportunities in North America (including Mexico) with near-term prospects of mining. We are also focused on advancing our Yoquivo exploration property in Mexico and our El Quevar advanced exploration property in Argentina through the Earn-In Agreement with Barrick. We are holding an additional portfolio of approximately 11 properties, located in Mexico, Nevada and Argentina for sale or advancement when possible.

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

Accordingly, all share and per share data (including share and per share information related to share-based compensation and outstanding warrants), number of shares outstanding and other common stock equivalents for the periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

2.	Liquidity, Capital Resources and Going Concern

We do not currently have sufficient resources to meet our expected cash needs during the twelve months ended December 31, 2024. At December 31, 2023, we had current assets of approximately $8.7 million, including cash and cash equivalents of approximately $3.8 million. On the same date, we had accounts payable and other current liabilities of approximately $5.7 million. Because we have ceased mining at the Rodeo mine, and have stopped our mining operations at the Velardeña properties, we will need to raise capital through asset sales, equity financing or collection of outstanding VAT receivables. The forecasted net operating margin from the Velardeña Property through the twelve months ended December 31, 2024 is expected to range between negative $2.0 million and negative $2.5 million assuming average gold and silver prices of $1,948 and $24.34 respectively during the 12 month period ending December 31, 2024. The Company also forecasts expenditures during the 12 months ending December 31, 2024 for administrative expenses, exploration expenses and shutdown expense in Mexico and Argentina along with general corporate administrative expenses to total approximately $9.0 million.

We will require further sources of capital. In order to satisfy the Company’s projected general, administrative, exploration and other expenses through December 31, 2024, we will need approximately $7.6 to $8.6 million in additional capital inflows. These additional capital inflows may take the form of asset sales, equity financing activities, and collection of our outstanding VAT receivable or otherwise.

There is no assurance that we will be successful in raising sufficient capital. At March 11, 2024, our available shares authorized but not yet outstanding which could be offered to raise equity was approximately 1.9 million shares out of our 28 million shares authorized. We plan to ask our shareholders to approve an increase in our authorized capital at this years Annual Shareholder’s Meeting, but there can be no assurance this will be approved. In the absence of sufficient asset sales, equity financing or other external funding the Company’s cash balance is expected to be depleted during the second quarter of 2024.

The Company’s consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, as noted above, our continuing long-term operations will be dependent upon our ability to secure sufficient funding to generate future profitable operations. The underlying value and recoverability of the amounts shown as property, plant and equipment in our interim consolidated financial statements are dependent on our ability to continue to generate positive

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

cash flows from operations and to continue to fund general administrative, and exploration activities that would lead to additional profitable mining and processing activities or to generate proceeds from the disposition of property, plant and equipment.

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this 2023 Annual Report on Form 10-K is dependent upon its ability to generate sufficient cash flow from selling assets, collecting VAT accounts receivable from the Mexican government, reduce expenses, and raise sufficient funds through equity or external sources. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of this Annual Report for the year ended December 31, 2023 on Form 10-K. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should the Company not continue as a going concern.

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

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Costs are added to stockpiles based on current mining costs. Stockpiles are recorded at the lower of average cost or net realizable value, and carrying values are evaluated at least quarterly. Net realizable value represents the estimated future sales price based on short-term and long-term metals price assumptions, less estimated costs to complete production and bring the product to sale.

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

The Company evaluated its remaining long-lived assets at December 31, 2023 and 2022, and determined that no impairment was incurred.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

i.Revenue Recognition

The Company recognizes revenue from the “Sale of Metals” in the Consolidated Statements of Operations following the guidance of ASC 606. Under the terms of the Company’s agreement with its customer, title passes, and revenue is recognized by the Company when the contractual performance obligations of the parties are completed. Refining and transport costs, deducted from the final payments made, are treated as third party costs incurred after the transfer of control on provisional sales, and are therefore netted against revenue on an accrual basis.

j.Stock-Based Compensation

The Company records stock-based compensation awards at fair value on the date of the grant and expenses the awards in the Consolidated Statements of Operations over the requisite employee service period on a straight-line basis (see Note 16). The fair value of the awards is based on the Company’s stock price on the date of the grant. The Company recognizes forfeitures as they occur.

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

At December 31, 2023 and 2022, all potentially dilutive shares relating to warrants and stock compensation awards were excluded from the computation of diluted earnings per share because to include them would have been anti-dilutive.

m.Income Taxes

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

n.Recently Issued Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard requires enhanced disclosures about significant segment expenses and other segment items and interim disclosure of items that were previously required on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2023-07 on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. We are currently evaluating the impact of adopting ASU 2023-09 on our consolidated financial statements.

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

The Company evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on such evaluation, the Company concluded that while the accumulation of the error was significant to the three months ended March 31, 2022, the correction would not be material to results of operations for the period ended December 31, 2021, nor did it have an effect on the trend of financial results, taking into account the requirements of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Accordingly, the error was corrected for the December 31, 2021, Consolidated Balance Sheet and reflected in the accompanying Consolidated Statements of Changes in Equity.

5.	Cash and Cash Equivalents and Short-Term Investments

Cash and Cash Equivalents

Of the $3.8 million reported as “Cash and cash equivalents” on the Consolidated Balance Sheet at December 31, 2023, the Company had approximately $153,000 that was unavailable for use due to a court order freezing the bank accounts of one of the Company’s subsidiaries in Mexico related to a lawsuit, as further described in Note 20. The restrictions imposed on the subsidiary’s bank accounts did not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary, or to restart the Velardeña Properties or to move forward with any of the Company’s other exploration programs in Mexico.

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

The following tables summarize the Company's short-term investments:

		Estimated	Carrying
December 31, 2023	Cost	Fair Value	Value

	(in thousands)
Short-term investments:
Trading securities	$59	$11	$11
Total trading securities	59	11	11
Total short-term investments	$59	$11	$11

December 31, 2022
Short-term investments:
Trading securities	$59	$20	$20
Total trading securities	59	20	20
Total short-term investments	$59	$20	$20

Investment in Fabled

The short-term investments at December 31, 2023 and 2022 consist of 200,000 common shares of Fabled Silver Gold Corp. (“Fabled”) and 20,000 common shares of Fabled Copper Corp. Fabled is a junior mining company that entered into an option agreement with the Company to acquire the Company’s option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (see Note 9). The common shares were issued to the Company as partial consideration per the terms of the option agreement. The Fabled Copper Corp. shares were received in a spin-off of assets from Fabled that occurred on December 21, 2020, to which all existing shareholders of Fabled were entitled.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Investment in Golden Gryphon Explorations Inc.

Long-term investments at December 31, 2023 consist of approximately 1,650,880 shares of Golden Gryphon Explorations Inc. (“GGE”). In 2019, the Company entered into an earn-in agreement with GGE for the Sand Canyon project located in northwestern Nevada. In August 2022, pursuant to the second amendment to the earn-in agreement by which the earn-in period was extended an additional year, the Company purchased approximately 1.5 million shares of GGE’s common stock for an aggregate purchase price of $225,000. On August 29, 2023, the Company purchased an additional 150,880 shares of GGE’s common stock for an aggregate purchase price of $40,000.

For a description of the earn-in agreement with GGE, see “Exploration Properties — Sand Canyon” in Item 1 of our 2023 Annual Report.

The GGE investment is accounted for at cost less impairment pursuant to ASC topic 321 as there is no ready market for the shares and it is recorded as non-current investments on the Consolidated Balance Sheets. The Company concluded it was impractical to estimate fair value due to the absence of a public market for the stock. The Company identified no events or changes in circumstances that might have had a significant adverse effect on the carrying value of the investment and have therefore not recorded any impairment against the asset.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

6.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31,	December 31,
	2023	2022

	(in thousands)
Prepaid insurance	$319	$488
Current portion of deferred offering costs	—	45
Recoupable deposits and other	653	609
	$972	$1,142

The current portion of deferred offering costs is associated with the ATM Agreement (see Note 16).

Recoupable deposits and other at December 31, 2023 and 2022 includes a receivable from Barrick for reimbursement of costs of approximately $27,000 and $196,000, respectively, related to the Earn-in Agreement (see Note 9).

7.	Inventories, Net

Inventories at the Velardeña Properties were as follows:

	December 31,	December 31,
	2023	2022

	(in thousands)
Doré inventory	$248	$230
In-process inventory	31	572
Material and supplies, net	551	569
	$830	$1,371

Finished goods and in-process inventories, recorded at book value, include approximately $21,000 and $28,000 of capitalized depreciation and amortization at December 31, 2023 and 2022, respectively. Finished goods inventory at December 31, 2023 consists of 173 payable ounces of gold and 1,383 payable ounces of silver in concentrate. Finished goods inventory at December 31, 2022 consists of 157 payable ounces of gold and 652 payable ounces of silver in Doré.

The materials and supplies inventories are primarily related to the Velardeña and Rodeo operations and are reduced by a $314,000 and $302,000 obsolescence reserve at each of December 31, 2023 and 2022.

8.	Value Added Tax Receivable, Net

At December 31, 2023 and 2022, the Company recorded a net VAT paid in Mexico of $3.1 million and $1.5 million, respectively, related to the Velardeña Properties and the Rodeo operation, as a recoverable asset, which appears in “Value added tax receivable, net” on the Consolidated Balance Sheets. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts receivable will be recovered within a one-year period. At December 31, 2023 and December 31, 2022, the Company recorded approximately $764,000 and $450,000, respectively, of VAT payable as a reduction to the VAT receivable in Mexico.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability (see Note 24).

8.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

9.	Property, Plant and Equipment, Net

The components of property, plant and equipment, net are as follows:

	December 31,	December 31,
	2023	2022

	(in thousands)
Mineral properties	$9,353	$9,353
Exploration properties	2,418	2,418
Royalty properties	200	200
Buildings	3,672	3,808
Mining equipment and machinery	14,908	17,127
Other furniture and equipment	1,378	1,355
Asset retirement cost	1,158	1,157
	33,087	35,418
Less: Accumulated depreciation and amortization	(27,266)	(29,002)
	$5,821	$6,416

For the twelve months ended December 31, 2023 and 2022, the Company recognized approximately $530,000 and $369,000, respectively, of depreciation and amortization expense.

El Quevar Earn-In Agreement

On April 9, 2020, we entered into an earn-in agreement with Barrick (the “Earn-In Agreement”), pursuant to which Barrick has acquired an option to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina. As of December 31, 2023, Barrick had met the $1 million in work expenditures that would permit them to withdraw from the Earn-in Agreement. At December 31, 2023, Barrick has continued with exploration activities at El Quevar, per the terms of the Earn-in Agreement.

Sale of Santa Maria Property

On December 4, 2020, the Company and Fabled entered into an option agreement (the “Option Agreement”) under which Fabled would have acquired a 100% interest in the Santa Maria property by paying $4.5 million in cash over a period of several years. The Company recorded a $1.5 million payment it received from Fabled in December 2021 to “Deferred revenue” on the Consolidated Balance Sheets and amortized the amount to income over a one-year period. Upon receipt of each cash payment, the agreement imposed a performance obligation on the Company to provide Fabled an exclusive right to the Santa Maria Properties to conduct exploration and mining activities during the period from receipt of the payment until the due date of the next required payment. Accordingly, the Company has determined that its performance obligation for each option payment received is satisfied over time. The remaining unamortized balance of deferred revenue at December 31, 2023, and December 31, 2022, is zero.

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

On December 1, 2023, the Company completed the sale of the Company’s 100% interest in the Santa Maria mining claims located in Chihuahua State, Mexico to Transformaciones y Servicios Metalurgicos S.A. DE C.V. (“TSM”) pursuant to the Contract of Assignment of Mining Rights, dated as of December 1, 2023. In connection with the Sale, the Company received $1.5 million in cash and $0.24 million in Value-Added Tax (“VAT”). Furthermore, TSM (i) granted the Company a 1.5% net smelter return (“NSR”) royalty on the Santa Maria concession up to a cap of $1.0 million and (ii) may purchase from the Company the right to receive the NSR royalty for $500,000 at any time prior to the commencement of commercial production on the Santa Maria property by TSM. The carrying value of Santa Maria on December 31, 2022, is zero.

10.	Right-of-Use Assets

We are party to contracts where we lease office space from others under contracts classified as operating leases.

The Company took possession of new office space and began a new long-term lease for its principal headquarters office with an effective commencement date of June 1, 2019. The new office lease will expire five years and eight full calendar months following the commencement date. There are no options to extend the lease beyond the stated term. The Company recorded a right-of-use asset of approximately $465,000 and a lease liability of approximately $450,000 in the second quarter of 2019 based on the net present value of the future lease payments discounted at 9.5%, which represents the Company’s incremental borrowing rate for purposes of applying the guidance of Topic 842. As required, the Company will recognize a single lease cost on a straight-line basis.

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

Operating lease liabilities are included in “Other liabilities,” short term and long term (see Note 13), in the Company’s Consolidated Balance Sheets at December 31, 2023 and 2022.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

11.	Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	December 31,	December 31,
	2023	2022

	(in thousands)
Accounts payable and accruals	$3,586	$2,206
Accrued employee compensation and benefits	1,281	1,478
Income taxes payable (Note 15)	32	25
	$4,899	$3,709

December 31, 2023

Accounts payable and accruals at December 31, 2023, are primarily related to amounts due to contractors and suppliers in the amounts of $2.5 million related to the Company’s Velardeña Properties and the Rodeo Property and $1.1 million related to corporate administrative and exploration activities.

Accrued employee compensation and benefits at December 31, 2023, consist of $0.4 million of accrued vacation payable and $0.9 million related to salaries, withholding taxes and benefits payable. Included in the $1.3 million of accrued employee compensation and benefits is $1.1 million related to activities at the Velardeña Properties and the Rodeo Property.

December 31, 2022

Accounts payable and accruals at December 31, 2022, are primarily related to amounts due to contractors and suppliers in the amounts of $1.8 million related to the Company’s Velardeña Properties and the Rodeo Property and $0.4 million related to corporate administrative and exploration activities.

Accrued employee compensation and benefits at December 31, 2022 consist of $0.4 million of accrued vacation payable and $1.1 million related to salaries, withholding taxes and benefits payable. Included in the $1.5 million of accrued employee compensation and benefits is $1.2 million related to activities at the Velardeña Properties and the Rodeo Property.

Mexican Subsidiaries Profit-Sharing Liability

On April 23, 2021, a new labor law was made official in Mexico that impacts companies that utilize subcontractor structures, effective beginning August 1, 2021. The Company utilizes subcontractor structures in Mexico, as is common practice among companies in the mining industry in Mexico. The law disallows a deduction in computing income taxes for labor outsourcing costs unless the arrangement falls within certain narrowly defined exceptions. The new law does provide for annual caps on the amount of employee profit sharing a company would be required to pay, which is designed to even out the profit-sharing liability over several years. During 2021, the Company reorganized the functions performed by its various Mexican subsidiaries to comply with the new law. The Company’s profit-sharing liability in Mexico has increased as a result of the new law taking effect. The profit-sharing liability is included in “Accrued employee compensation and benefits” and was $26,000 and $162,000 at December 31, 2023 and 2022.

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

In late 2022, the Company determined that the restart of the Velardeña Properties would be deferred one year, which would in turn defer the beginning of the reclamation activity assumption by one year to 2031. Subsequent to December 31, 2023, the Company suspended operations at the Velardeña Properties. The Company is evaluating its options for the Velardeña Properties, including possible sale, which could significantly offset the timing of the start of reclamation activity and hence the cost estimates.

The Company will continue to accrue additional estimated ARO amounts based on the closure plan and as activities requiring future reclamation and remediation occur.

Asset retirement and reclamation liabilities consist of the following:

	December 31,	December 31,
	2023	2022

	(in thousands)
Current asset retirement and reclamation liabilities	$150	$—
Non-current asset retirement and reclamation liabilities	4,096	3,993
	$4,246	$3,993

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Current asset retirement and reclamation liabilities are included in “Other Current Liabilities” (see Note 13).

The following table presents the changes in the Company’s asset retirement and reclamation liabilities for the twelve months ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022

	(in thousands)
Balance at January 1,	$3,993	$3,569
Changes in estimates, and other	(44)	142
Accretion expense	297	282
Balance at December 31,	$4,246	$3,993

The change in estimate of the ARO recorded during the year ended December 31, 2023 and 2022 is due to a combination of changes in assumptions related to the timing of future expenditures, the change in inflation assumptions, and the change in the discount rate.

Accretion expense in the table noted above for each of the years ended December 31, 2023 and 2022 has been recorded as “Reclamation expense” on the Company’s Consolidated Statements of Operations. To the extent that a positive change in estimates, and other for the ARO is related to fixed plant and equipment, an offsetting ARC is capitalized as part of the carrying value of the assets with which it is associated and depreciated over the useful life of the asset, otherwise the increase is recorded as “Other operating expense, net” on the Company’s Consolidated Statements of Operations. A negative change in estimates, and other is recorded as a decrease to the ARC previously recorded or, as appropriate, to “Other operating income, net” on the Company’s Consolidated Statements of Operations.

13.	Other Liabilities

Other Current Liabilities

The following table sets forth the Company’s other current liabilities:

	December 31,	December 31,
	2023	2022

	(in thousands)
Premium financing	$269	$406
Operating lease liability	105	164
Mining equipment lease liability	—	70
Litigation contingency accrual	250	—
Current asset retirement and reclamation liabilities	150	—
	$774	$640

The premium financing at December 31, 2023 consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers insurance and general liability insurance. In May 2023, the Company financed approximately $148,000 of its insurance premium. The premium is payable in eleven equal payments at an interest rate of 8.3% per annum. In November 2023, the Company financed approximately $276,000 of its insurance

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

premium. The premium is payable in eleven equal payments at an interest rate of 8.5% per annum. At December 31, 2023, the total remaining balance of the premium financing, plus accrued interest in other current liabilities, was approximately $269,000.

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

The operating lease liability is related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 10).

The mining equipment lease liability is related to equipment used by the contract miner at our Rodeo Property (see Note 10).

The litigation contingency accrual is related to the Unifin lawsuit (see Note 20).

The current asset retirement and reclamation liabilities are related to the ARO (see Note 12).

Other Long-Term Liabilities

The following table sets forth the Company’s other long-term liabilities:

	December 31,	December 31,
	2023	2022

	(in thousands)
Operating lease liability	$10	$107
Deposits and other	18	15
	$28	$122

The operating lease liability is related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 10). Deposits and other is primarily related to an escrow deposit from Minera Indé per our administrative services agreement (see Note 23).

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

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At December 31, 2023
Assets:
Cash and cash equivalents	$3,766	$—	$—	$3,766
Short-term investments	11	—	—	11
	$3,777	$—	$—	$3,777

At December 31, 2022
Assets:
Cash and cash equivalents	$3,972	$—	$—	$3,972
Short-term investments	20	—	—	20
	$3,992	$—	$—	$3,992

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term investments consist of the 200,000 shares of common stock of Fabled and 20,000 shares of Fabled Copper Corp. and are classified within Level 1 of the fair value hierarchy (see Note 5).

At December 31, 2023 and 2022, the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

Non-recurring Fair Value Measurements

The Company recorded a change in estimate to its ARO as of December 31, 2023, of approximately $44,000 (see Note 12), reflecting a change in the fair value of the ARO primarily as the result of changes in assumptions related to the amount and timing of future expenditures used in the determination of future cash flows, the change in inflation assumptions, and the change in the discount rate, following the guidance of ASC Topic 410. The fair value analysis was performed internally by the Company. The valuation falls within Level 3 of the fair value hierarchy.

No other non-recurring fair value adjustments to liabilities or long-lived assets were recorded during the years ended December 31, 2023 and 2022.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

15.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740 on a tax jurisdictional basis. The provision for income taxes consists of the following:

	For the Year Ended December 31,
	2023	2022

CURRENT TAXES:	(in thousands)
United States	$—	$—
Other Countries	11	107
	$11	$107
DEFERRED TAXES:
United States	$—	$—
Other Countries	—	(19)
	$—	$(19)
Total income tax provision	$11	$88

Income (loss) from operations before income taxes by country consists of the following:

	For the Year Ended December 31,
	2023	2022

	(in thousands)
United States	$(7,809)	$(10,151)
Other Countries	(1,408)	333
	$(9,217)	$(9,818)

The Company recorded $11,000 of current tax expense and zero of deferred tax benefit for the year ended December 31, 2023, the taxable income of certain subsidiaries in Mexico related to the Rodeo operation. The Company recorded $107,000 of current tax expense and $19,000 deferred tax benefit for the year ended December 31, 2022, the taxable income of certain subsidiaries in Mexico related to the Rodeo operation.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the Consolidated Statements of Operations is summarized below.

	For Year Ended December 31,
	2023	2022

	(in thousands)
Tax expense (benefit) at U.S. rate of 21%	$(1,936)	$(2,062)
Other adjustments:
Rate differential of other jurisdictions	(342)	(387)
Effects of foreign earnings	(2,103)	(1,631)
Change in valuation allowance	(2,737)	(3,619)
Provision to tax return true-ups	557	113
Exchange rate changes on deferred tax assets	(4,744)	3,234
Expired net operating losses	11,186	4,099
Other	130	341
Income tax provision	$11	$88

The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended
	December 31,
	2023	2022

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$104,956	$109,397
Capital loss carry forwards	1,702	1,702
Reclamation Costs	1,226	1,184
Stock-based compensation	790	868
Property, plant and equipment	2,121	2,428
Other	1,639	2,296
	112,434	117,875
Less: Valuation allowance	(111,250)	(113,987)
Total deferred tax assets	1,184	3,888

Deferred tax liabilities:
Property, plant and equipment	(1,023)	(3,831)
Other	(161)	(57)
Total deferred tax liabilities	(1,184)	(3,888)
Net deferred tax asset (liability)	$—	$—

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets. The net deferred tax liability as of December 31, 2023 was zero. The net deferred tax liability as of December 31, 2022 was zero.

At December 31, 2023 the Company had net operating loss carryforwards in the U.S. and in certain non-U.S. jurisdictions totaling $418.5 million. In the U.S. there are $100.7 million of net operating loss carryforwards, $30.2 million

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

of which have no expiration, while the remaining losses will expire in future years through 2038. In the remaining non-U.S. countries, there are $45.8 million of net operating loss carryforwards related to the Rodeo operation and Velardeña Properties in Mexico, which will expire in future years through 2031, $89.4 million in Spain, which have no expiration date, and $182.5 million in other non-U.S. countries (including Luxemburg, Peru, Argentina and Canada), which will expire in future years through 2042.

The valuation allowance offsetting the net deferred tax assets of the Company of $111.3 million and $114.0 million at December 31, 2023 and 2022, respectively, relates primarily to the uncertain utilization of certain deferred tax assets, primarily net operating loss carryforwards, in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

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

Below is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits, which excludes any estimated penalties and interest on all identified unrecognized tax benefits. The Company had no unrecognized tax benefits at December 31, 2023 and 2022.

The Year Ended December 31,
	2023	2022

(in thousands)
Gross unrecognized tax benefits at beginning of period	$—	$—
Increases for tax positions taken during prior years	—	—
Decreases relating to settlements with taxing authorities	—	—
Reductions due to lapse of statute of limitations	—	—
Gross unrecognized tax benefits at end of period	$—	$—

Tax years as early as 2017 remain open and are subject to examination in the Company’s principal tax jurisdictions. The Company does not expect a significant change to its net unrecognized tax benefits over the next 12 months. No interest and penalties were recognized in the Consolidated Statement of Operations for the year ended December 31, 2023 or 2022, and there were no interest and penalties recognized in the statement of financial position as of December 31, 2023 and 2022. The Company classifies income tax related interest and penalties as income tax expense.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

16.	Equity

On May 26, 2023, the Company’s Board of Directors approved a reverse stock split of the common stock, par value $0.01 per share, of the Company at a ratio of one-for-25 shares and a reduction in the total number of authorized shares of common stock of the Company from 350,000,000 shares to 28,000,000 shares, each effective on June 9, 2023. Accordingly, all common stock, equity award, warrant, and per share amounts have been adjusted to reflect the reverse stock split for all prior periods presented. For additional information related to the reverse stock split, see Note 1, “Nature of Operations.”

June 2023 Offering and Private Placement Transaction

On June 26, 2023, the Company entered into a Securities Purchase Agreement with certain institutional investors  providing for the issuance and sale by the Company in a registered direct offering (the “June 2023 Offering”) of an aggregate of 790,000 shares of the Company’s common stock at a purchase price of $1.45 per share and pre-funded warrants exercisable for up to 637,587 shares of the Company’s common stock (the “June 2023 Pre-Funded Warrants”) at a purchase price of $1.4499 per June 2023 Pre-Funded Warrant.

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

The net proceeds of the June 2023 Offering were recorded in equity and appear as a separate line item in the Consolidated Statements of Changes in Equity. Total costs for the June 2023 Offering were approximately $215,000, including listing fees, legal and other costs, and the placement agent fee of 6% of aggregate gross proceeds. All such costs were recorded as a reduction to “Additional paid-in capital” on the Consolidated Balance Sheets.

November 2023 Public Offering

On November 6, 2023, the Company entered into a Securities Purchase Agreement with certain institutional investors providing for the issuance and sale by the Company in a public offering (the “November 2023 Offering”), (i) an aggregate of 4,712,488 shares of the Company’s common stock, par value $0.01 per share (the “Common Shares”), at a public offering price of $0.70 per Common Share (the “Initial Shares”); (ii) Series A common warrants (the “November 2023 Series A Warrants”) to purchase 6,000,000 Common Shares at a public offering price of $0.70 per Common Share; (iii) Series B warrants (the “November 2023 Series B Warrants” and, together with the November 2023 Series A Warrants, the “November 2023 Common Warrants”) to purchase 3,000,000 Common Shares (the “November 2023 Series B Warrant

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Shares” and, together with the November 2023 Series A Warrant Shares, the “November 2023 Common Warrant Shares”) at a public offering price of $0.70 per Common Share; (iv) pre-funded warrants (the “November 2023 Pre-Funded Warrants” and, together with the November 2023 Common Warrants, the “November 2023 Warrants”) to purchase 1,287,512 Common Shares (the “November 2023 Pre-Funded Warrant Shares” and, together with the November 2023 Common Warrant Shares, the “November 2023 Warrant Shares” and, the November 2023 Warrant Shares together with the Initial Shares, the “November 2023 Offered Shares”); and (v) the November 2023 Warrant Shares, for aggregate gross proceeds from the November 2023 Offering of approximately $4.2 million.

The November 2023 Series A Warrants have an exercise price of $0.70 per share, are exercisable immediately and will expire five years after the initial exercise date, and the November 2023 Series B warrants have an exercise price of $0.70 per share, are exercisable immediately and will expire 18 months after the initial exercise date.

The November 2023 Pre-Funded Warrants were sold, in lieu of shares of common stock, to such institutional investors whose purchase of shares of common stock in the November 2023 Offering would otherwise result in such institutional investors, together with their respective affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding common stock immediately following the consummation of the November 2023 Offering. Each November 2023 Pre-Funded Warrant represents the right to purchase one share of common stock at an exercise price of $0.0001 per share. The November 2023 Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the November 2023 Pre-Funded Warrants are exercised in full. During the quarter ended December 31, 2023, 798,940 of the November 2023 Pre-Funded Warrants were exercised for net proceeds of $79.89.

The net proceeds of the November 2023 Offering were recorded in equity and appear as a separate line item in the Consolidated Statements of Changes in Equity. Total costs for the November 2023 Offering were approximately $393,000, including listing fees, legal and other costs, and the placement agent fee of 6% of aggregate gross proceeds. All such costs were recorded as a reduction to “Additional paid-in capital” on the Consolidated Balance Sheets.

At the Market Offering Agreement

In December 2016, the Company entered into an at the market offering agreement (as amended from time to time, the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, from time to time, issue and sell shares of the Company’s common stock through Wainwright as sales manager in an at the market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million (the “ATM Program”) or a maximum of 10 million shares. On September 29, 2017, the Company entered into an amendment to the ATM Agreement with Wainwright to reflect a new Registration Statement on Form S-3 (File No. 333-220461) under which shares of the Company’s common stock may be sold under the ATM Program. On November 23, 2018, the Company entered into a second amendment of the ATM Agreement extending the agreement until the earlier of December 20, 2020, or the date that the ATM Agreement is terminated in accordance with the terms therein. On December 11, 2020, the Company entered into a third amendment of the ATM Agreement further extending the agreement so that it will remain in full force and effect until such time as the ATM Agreement is terminated in accordance with certain other terms therein or upon mutual agreement by the parties, and to reflect a new Registration Statement on Form S-3 (No. 333-249218). On March 29, 2023, the Company filed a Prospectus Supplement increasing the total amount available to be sold under the ATM to $10.0 million in addition to the amounts previously sold. Subsequent to the reverse stock split, on June 28, 2023, the Company filed another Prospectus Supplement decreasing the total amount available to be sold under the ATM to $3.0 million, not including the amounts previously sold.

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

During the year ended December 31, 2023, the Company sold an aggregate of 308,930 shares of common stock under the ATM Program at an average price of $6.19 per share of common stock for net proceeds, after commissions and fees, of approximately $1,839,000. Approximately $45,000 of deferred ATM Program costs were amortized during the year ended December 31, 2023. The remaining balance of the deferred ATM Program costs, recorded in “Prepaid expenses and other assets” on the Consolidated Balance Sheet (see Note 6), is zero at December 31, 2023.

During the year ended December 31, 2022, the Company sold an aggregate of 111,234 shares of common stock under the ATM Program at an average price of $7.03 per share of common stock for net proceeds, after commissions and fees, of approximately $754,000. Approximately $25,000 of deferred ATM Program costs were amortized during the year, and at December 31, 2022, there was a remaining balance of $45,000 of the current portion of deferred ATM Program costs, recorded in “Prepaid expenses and other assets” on the Consolidated Balance Sheet (see Note 6).

As of December 31, 2023 the ATM Program was no longer in effect as the 2020 Registration Statement filed on Form S-3 filed with SEC on October 1, 2020 expired on October 1, 2023.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Restricted Stock Grants

The following table summarizes the status and activity of the Company’s restricted stock grants at December 31, 2023 and 2022, and the changes during the years then ended:

	The Year Ended December 31,
	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Grants	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	19,800	$10.95	11,733	$15.26
Granted during the period	—	—	22,000	9.41
Restrictions lifted during the period	(12,933)	11.97	(13,933)	12.14
Forfeited during the period	(1,067)	9.75	—	—
Outstanding at end of period	5,800	$8.89	19,800	$10.95

During the year ended December 31, 2023, the Company recognized approximately $83,000 of stock compensation expense related to the restricted stock grants. During the year ended December 31, 2023, no restricted stock grants had been made under the 2009 Plan or the 2023 Plan. During the period, restrictions were lifted on the normal vesting of 12,933 shares granted to employees in prior years and 1,067 shares were forfeited due to the resignation of one employee.

During the year ended December 31, 2022, the Company recognized approximately $207,000 of stock compensation expense related to the restricted stock grants. During the year ended December 31, 2022, 20,000 shares were granted to nine employees, with one-third of the grants vesting on the grant date and the remaining shares vesting equally on the first and second anniversaries of the grant date. Also, during the year ended December 31, 2022, 2,000 shares were granted to a new employee, with one-third of the shares vesting equally on the first, second and third anniversaries of the grant date. During the period, restrictions were lifted on the normal vesting of 13,933 shares granted to nine employees in prior years.

Restricted Stock Units

The 2009 Plan permitted the Company to issue Restricted Stock Units (“RSUs”), which entitle each recipient to receive one unrestricted share of common stock upon termination of the recipient’s employment or board service. Also, pursuant to the 2009 Plan, the Company’s Board of Directors adopted the Non-Employee Director’s Deferred Compensation and Equity Award Plan (the “Deferred Compensation Plan”). Pursuant to the Deferred Compensation Plan, non-employee directors, and employees as allowed by the 2009 Plan, receive a portion of their compensation in the form of RSUs issued under the 2009 Plan. The 2009 Plan RSUs generally vest on the first anniversary of the grant.

The 2023 Plan permits the Company to issue RSUs, which entitle each recipient to receive one unrestricted share of common stock upon termination of the recipient’s employment or board service. Under the 2023 Plan, one-half of the shares vest equally on the first and second anniversaries of the grant date.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The following table summarizes the status and activity of the Company’s RSUs at December 31, 2023 and 2022, and the changes during the years then ended:

	The Year Ended December 31,
	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Units	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	232,409	$15.06	164,409	$17.20
Granted during the period	40,000	1.62	68,000	9.90
Restrictions lifted during the period	—	—	—	—
Forfeited during the period	—	—	—	—
Outstanding at end of period	272,409	$13.09	232,409	$15.06

For the twelve months ended December 31, 2023 and 2022, the Company recognized approximately $329,000 and $361,000, respectively, of stock compensation expense related to the RSUs.

Key Employee Long-Term Incentive Plan

The Company’s 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”) provided for the grant of units (“KELTIP Units”) to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount, in cash or in Company common stock (such method of settlement at the sole discretion of the Board of Directors) issued pursuant to the Company’s stockholder approved equity incentive plans, measured generally by the price of the Company’s common stock on the settlement date. KELTIP Units are not an actual equity interest in the Company and are solely unfunded and unsecured obligations of the Company that are not transferable and do not provide the holder with any stockholder rights. Payment of the settlement amount of vested KELTIP Units is deferred generally until the earlier of a change of control of the Company or the date the grantee ceases to serve as an officer or employee of the Company.

The Company intends to settle all the KELTIP Units in common stock of the Company, an option that the Board of Directors holds in its sole discretion so long as sufficient shares remain available under the Company’s stockholder approved equity incentive plans. As a result, all outstanding KELTIP Units are recorded in equity at December 31, 2023 and 2022.

For the twelve months ended December 31, 2023, the Company recognized approximately $7,000 of stock compensation income due to KELTIP Units being forfeited upon departure of an officer of the Company.

For the twelve months ended December 31, 2022, the Company recognized approximately $176,000 of stock compensation expense related to the KELTIP grants. Also, during the year ended December 31, 2022, an officer of the Company retired and was issued 44,935 shares of the Company’s common stock net of 18,265 shares relinquished to cover withholding taxes. The shares issued were in settlement of previously granted KELTIP Units.

There were 168,000 and 188,000 KELTIP Units outstanding at December 31, 2023 and 2022, respectively. However, under the 2023 Plan, the Company discontinued the KELTIP and will no longer issue KELTIP Units.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Common Stock Warrants

The following table summarizes the status and activity of the Company’s common stock warrants at December 31, 2023 and 2022, and the changes during the twelve months then ended:

		Weighted
	Number of	Average
	Underlying	Exercise Price
Common Stock Warrants	Shares	Per Share
Outstanding at December 31, 2021	512,155	$8.62
Exercised during period
July 2019 Series B Warrants	(120,000)	8.75
Outstanding at December 31, 2022	392,155	$8.58
Granted during period
June 2023 Pre-Funded Warrants	637,587	0.0001
June 2023 Warrants	1,427,587	1.90
November 2023 Series A Warrants	6,000,000	0.70
November 2023 Series B Warrants	3,000,000	0.70
November 2023 Pre-Funded Warrants	1,287,512	0.0001
Exercised during period
June 2023 Pre-Funded Warrants	(637,587)	0.0001
November 2023 Pre-Funded Warrants	(798,940)	0.0001
Outstanding at December 31, 2023	11,308,314	$1.09

The warrants relate to prior registered offerings and private placements of the Company’s stock.

July 2019 Series A Warrants

On July 17, 2019, the Company issued 346,155 registered shares of common stock in a registered direct offering. In connection with the offering, each investor received an unregistered Series A warrant to purchase a share of common stock for each share of common stock purchased at an exercise price of $8.75 per share. Each Series A warrant is exercisable six months from the date of issuance and has a term expiring in January 2025. During the year ended December 31, 2021, 8,000 series A warrants were exercised, for net proceeds of $0.1 million, leaving a balance of 338,155 series A warrants outstanding as of December 31, 2023 and 2022.

July 2019 Series B Warrants

In connection with the July 2019 registered direct offering noted above, the Company also agreed to exchange, on a one-for-one basis, 180,000 of the May 2016 warrants for Series B warrants to purchase 180,000 shares of common stock at an exercise price of $8.75 per share. Each Series B warrant was exercisable six months from the date of issuance and had a term expiring in May 2022. During the year ended December 31, 2021, 60,000 of the series B warrants were exercised, for net proceeds of $0.5 million, leaving a balance of 120,000 series B warrants outstanding. During the year ended December 31, 2022, the remaining balance of 120,000 of the series B warrants were exercised, for net proceeds of $1.1 million.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

April 2020 Warrants

On April 20, 2020, the Company entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale of 600,000 shares of the Company’s common stock and in a concurrent private placement transaction, the issuance of an aggregate of 450,000 warrants, ultimately consisting of 300,000 series A warrants and 150,000 series B warrants. During the year ended December 31, 2020, 200,000 series A warrants and 140,000 Series B warrants were exercised, for net proceeds of $2.6 million, leaving a balance of 100,000 and 10,000 series A and series B warrants outstanding, respectively, as of December 31, 2020. During the year ended December 31, 2021, 56,000 series A warrants were exercised, for net proceeds of $0.4 million, leaving a balance of 44,000 and 10,000 series A and series B warrants outstanding, respectively, as of December 31, 2021. There were no April 2020 Warrants exercised during the years ended December 31, 2022 or 2023.

Warrants outstanding as of December 31, 2023 are as follows:

	Number of	Exercise
Common Stock Warrants	Warrants	Price	Expiration Date
July 2019 Series A Warrants	338,155	$8.75	January 17, 2025
July 2019 Series B Warrants	—	$8.75	May 6, 2022
April 2020 Series A Warrants	44,000	$7.50	October 22, 2025
April 2020 Series B Warrants	10,000	$7.50	October 22, 2025
June 2023 Pre-Funded Warrants	—	$0.0001	December 26, 2028
June 2023 Warrants	1,427,587	$1.90	December 26, 2028
November 2023 Series A Warrants	6,000,000	$0.70	November 6, 2023
November 2023 Series B Warrants	3,000,000	$0.70	November 6, 2023
November 2023 Pre-Funded Warrants	488,572	$0.0001	Upon exercise
	11,308,314

All outstanding warrants are recorded in equity at December 31, 2023 and 2022 following the guidance established by ASC Topic 815-40. The Company’s warrants allow for the potential settlement in cash if certain extraordinary events are affected by the Company, including a 50% or greater change of control in the Company’s common stock. Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these warrants.

17.	Sale of Metals and Related Costs

Revenue from Gold and Silver in Doré

During the year ended December 31, 2023, the Company recorded revenue of approximately $9.7 million and related costs of approximately $12.0 million related to gold and silver contained in doré bars related to the Rodeo operation. The gold and silver contained in the doré bars were sold to one customer, a metals refinery located in the United States. Under the terms of the Company’s agreement with its customer, title passes and revenue is recognized by the Company when the contractual performance obligations of the parties are completed, generally at the time a provisional or final payment is made. A provisional payment for approximately 95% of the contained gold and silver is made generally within 10-12 days after the product is shipped and customary sales documents are completed. A final payment is made within approximately 30 days following the date of shipment when final assays and refinery charges are agreed upon by the

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

parties. A price for the gold and silver sold is set, based on current market prices, at the time a provisional or final payment is made. Refining and transport costs, deducted from the final payments made, are treated as third-party agent costs incurred by the Company in performing its obligations under the agreement with its customer after the transfer of control on provisional sales and are therefore netted against revenue on an accrual basis.

During the year ended December 31, 2022, the Company sold gold and silver contained in doré bars related to the Rodeo operation and recorded revenue of approximately $23.3 million and related costs of approximately $17.5 million. Costs related to the sale of metal products include direct and indirect costs incurred to mine, process and market the products.

Revenue from Concentrate Sales

In April 2023, the Company began to sell three different concentrates containing various amounts of gold, silver, lead and zinc produced from material processed from the Velardeña mine which had been stockpiled from test mining performed in 2022 as part of the studies undertaken in connection with the potential restart of the Velardeña Properties. In November and December of 2023, the Company finished processing material that had previously been partially processed.  During the year ended December 31, 2023, the Company recorded revenue of $1.4 million from the combined sales of these concentrates and related costs of $0.3 million. The concentrate was sold to one customer, a metal trader in Mexico. Under the terms of the Company’s agreement with its customer, title passes and revenue is recognized by the Company when the contractual performance obligations of the parties are completed. A provisional payment for approximately 90% of the contained gold, silver, lead and zinc is made generally within 10-12 days after the product is shipped and customary sales documents are completed. A final payment is made within approximately 60 days following the date of shipment when final assays and refinery charges are agreed upon by the parties. A price for the gold and silver sold is set, based on average market prices, one month following the delivery of concentrate to the buyer. Refining and transport costs, deducted from the final payments made, are treated as third-party agent costs incurred by the Company in performing its obligations under the agreement with its customer after the transfer of control on provisional sales and are therefore netted against revenue on an accrual basis.

There were no concentrate sales during the year ended December 31, 2022.

Revenue from Slag Sales

During the year ended December 31, 2023, the Company recorded revenue of $0.8 million from Slag sales. Related costs are included in the costs of doré listed above because slag is a residual product of that process. The slag was sold to one customer, a metals refinery located in the United States. Under the terms of the Company’s agreement with its customer, title passes and revenue is recognized by the Company when the contractual performance obligations of the parties are completed which occurs at the time a final payment is made. Final payment is made 30 working days after the settlement of assays for 95% of the contained gold and 90% of the contained silver. The price for the gold and silver sold is set on the first trading day following the day of the settlement assay. Refining costs are deducted from the final payments made, are treated as third-party agent costs incurred by the Company in performing its obligations under the agreement with its customer and are therefore netted against revenue.

There were no slag sales during the year ended December 31, 2022.

Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

18.	Interest and Other Income (Expense), Net

For the year ended December 31, 2023, the Company recognized approximately $32,000 of interest and other income primarily related to interest income from cash deposits.

For the year ended December 31, 2022, the Company recognized approximately $11,000 of interest and other expense primarily related to the financing of the Company’s directors and officers insurance (see Note 13).

19.	Cash Flow Information

The following table reconciles net loss for the period to cash used in operating activities:

	Year Ended December 31,
	2023	2022

	(in thousands)
Cash flows (used in) from operating activities:
Net loss	$(9,228)	$(9,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	530	369
Accretion of asset retirement obligation	297	282
Loss on trading securities	9	47
Gain on sale of assets	(2,150)	(125)
Stock-based compensation	405	744
Litigation settlement	250	—
Changes in operating assets and liabilities from continuing operations:
Decrease in inventories, net	511	232
Increase in value added tax receivable, net	(1,670)	(209)
Decrease in prepaid expenses and other assets	126	37
Decrease in other long-term assets	223	414
Increase in accounts payable and other accrued liabilities	1,183	198
Decrease in deferred revenue	—	(1,469)
Decrease in other current liabilities	(109)	(81)
(Decrease) increase in reclamation liability	(195)	41
Decrease in other long-term liabilities	(94)	(231)
Net cash used in operating activities	$(9,912)	$(9,657)

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Year Ended December 31,
	2023	2022

	(in thousands)
Supplemental disclosure:
Interest paid	$23	$9
Income taxes paid	$—	$—

Supplemental disclosure of non-cash transactions:
Deferred equity offering costs amortized	$45	$25

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

20.	Commitments and Contingencies

Leases and Purchase Commitments

The Company has non-cancelable operating lease and other commitments as follows:

	Year Ended December 31,
	2024	2025	2026	2027	2028	Thereafter	Total

El Quevar mining concessions[1]	$30	$30	$30	$30	$30	$—	$150
Velardeña mining concessions[1]	32	32	32	32	32	—	160
Velardeña ejido and surface rights[1]	59	59	59	59	59	—	295
Rodeo mining concessions[1]	114	114	114	114	114	—	570
Rodeo ejido and surface rights[1]	41	41	41	41	41	—	205
Operating lease liabilities	105	10	—	—	—	—	115
Total Commitments	$381	$286	$276	$276	$276	$—	$1,495

_______________________

1 Estimated

The Company is required to make payments to the Argentine government to maintain its rights to the El Quevar mining concessions. The Company has made such payments totaling approximately $5,000 and $7,000 for the years ended December 31, 2023 and 2022, respectively.

The Company is required to pay concession holding fees to the Mexican government to maintain its rights to the Velardeña Properties and Rodeo Property mining concessions. During the years ended December 31, 2023 and 2022 the Company made such payments totaling approximately $136,000 and $107,000 respectively. Additionally, during the years ended December 31, 2023 and 2022, the Company made annual payments to local ejidos and property owners under its surface rights agreements for the Velardeña Properties and Rodeo Property of approximately $117,000 and $300,000 respectively.

The Company has office leases for its corporate headquarters in Golden, Colorado, as well as for its Velardeña Properties offices in Mexico, and exploration offices in Mexico and Argentina. The lease for the corporate headquarters expires in January 2025. Payments associated with the corporate headquarters lease were recorded to rent expense by the Company in the amounts of $183,000 and $174,000 for the years ended December 31, 2023 and 2022, respectively. The lease for the Mexican offices expires in October 2024. Payments associated with the Mexican office lease were recorded to rent expense by the Company in the amounts of $73,000 and $59,000 for the years ended December 31, 2023 and 2022, respectively. The lease for the Argentina office was renegotiated and extended during the fourth quarter 2021 and now expires in November 2024. Payments associated with the Argentina office lease were recorded to rent expense by the Company in the amounts of $8,000 and $9,000 for the years ended December 31, 2023 and 2022, respectively.

The table above assumes that no annual maintenance payments will be made more than five years after December 31, 2023. If the Company continues mining and processing at the Rodeo or the Velardeña Properties beyond five years, the Company expects that it would make annual concession and surface rights payments of approximately $91,000 per year for the life of the Velardeña mine and approximately $155,000 per year for the life of the Rodeo mine. If

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

the Company continues to evaluate development opportunities at the El Quevar project, the Company expects that it would make annual maintenance payments of approximately $30,000 per year for the life of the El Quevar mine.

Payments associated with other exploration concessions the Company owns are not included because the Company has not completed exploration work on these concessions. Exploration success is historically low, and the Company has the right to terminate the payments and release the concessions at any time.

Contingencies

During April 2021, the Company became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”). The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”). The lawsuit was assigned to the Fifth Specialized Commercial District Court. In November 2022, the Company was formally served with the complaint in connection with the lawsuit and in December 2022 the Company filed its answer to the complaint. Unifin is alleging that a representative of Minera William signed certain documents in July 2011 purporting to bind Minera William as a guarantor of payment obligations owed by a third party to Unifin in connection with that third party’s acquisition of certain drilling equipment. At the time the documentation was allegedly signed, Minera William was a subsidiary of ECU Silver Mining prior to the Company’s acquisition of ECU in September 2011. As a preemptive measure, Unifin has obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which has limited the Company’s and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates. Notwithstanding this action, the restrictions imposed on Minera William’s bank accounts do not impact the Company’s ability to operate the Rodeo mine, which is held through a different Mexico subsidiary. Likewise, the action does not impact the Company’s ability to continue with the Company’s evaluation plans for a potential Velardeña mine restart or move forward with any of the Company’s other exploration programs in Mexico.  However, because the Velardeña mine and one processing plant are held by Minera William, any adverse outcome to the action may have a material impact on our ability to restart production at Velardeña. Unifin is seeking recovery for as much as US$12.5 million. The Company believes there is no basis for this claim. A preliminary hearing was initially scheduled to take place in April 2023 but was rescheduled to June 2023. In June 2023 Minera William and Unifin agreed to pursue discussions to settle the matter and the Court agreed to suspend trial to allow Minera William and Unifin to negotiate a settlement agreement. On December 6, 2023, Minera William and Unifin filed a joint motion to notify the court that they entered into the Settlement Agreement. Under the terms of the Settlement Agreement, Minera William has agreed to pay $250,000 to Unifin and Unifin has agreed to release Minera Williams from any future claim related to the dispute. The Settlement Agreement has been approved by Mexico courts. The Company anticipates that the settlement amount will be paid in 2024. An accrued liability has been recorded for $0.25 million as of December 31, 2023 (see Note 5 and Note 13).

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

The financial information relating to the Company’s segments is as follows:

				Exploration, El
				Quevar,
		Costs	Depreciation,	Velardeña and
		Applicable	Depletion and	Administrative	Pre-Tax		Capital
The Year ended December 31, 2023	Revenue	to Sales	Amortization	Expense	Income/(Loss)	Total Assets	Expenditures
				(in thousands)
Mexico Operations	$12,002	$(12,358)	$(517)	$(3,676)	$(3,071)	$8,376	$—
Corporate, Exploration & Other	—	—	(13)	(6,171)	(6,146)	6,534	—
	$12,002	$(12,358)	$(530)	$(9,847)	$(9,217)	$14,910	$—

The Year ended December 31, 2022
Mexico Operations	$23,285	$(17,538)	$(319)	$(8,521)	$(2,212)	$8,425	$44
Corporate, Exploration & Other	—	—	(50)	(7,599)	(7,606)	6,519	8
	$23,285	$(17,538)	$(369)	$(16,120)	$(9,818)	$14,944	$52

Revenue for the year ended December 31, 2023 and 2022, was from the Company's Rodeo Property in Mexico and the Velardeña Property in Mexico (see Note 17).

23.	Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services:

In August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient. At December 31, 2023, Sentient, through the Sentient executive funds, held approximately 11% of the Company’s 14.1 million shares of issued and outstanding common stock. The administrative services are provided locally in Mexico by the administrative staff in the Company’s Mexico office. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. The Company also leases, from time to time, certain nonessential mining equipment to Minera Indé. Amounts received under the arrangement reduce costs incurred for exploration. The Company’s Board of Directors and Audit Committee approved the agreement. For the years ended December 31, 2023 and 2022, the Company charged Minera Indé approximately $230,000 and $222,000, respectively, for services and the use of equipment, offsetting costs that are recorded in “Velardeña care and maintenance” in the Consolidated Statements of Operations.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

24.	Subsequent Events

Value Added Tax Receivable

Subsequent to December 31, 2023, the Company collected approximately $2.1 million of VAT receivable from the Mexican taxing authority (see Note 8).

Closure of Velardeña Properties

On February 29, 2024 the Company announced that it was stopping operations at the Velardeña Properties. The Company commenced mining activities at the Velardeña Properties in December 2023; however the initial performance of the mine and the processing plant did not achieve the expected results.  The employees in Mexico who are currently engaged in shutting down the mine and operating the plants that process the remaining Velardeña mined material will be terminated when all of the mined material has been processed and the Properties have been placed in a state where they can be held for short-term sale while the Company evaluates alternatives to realize value from the assets.

Exercise of Pre-Funded Warrants

On March 8, 2024, Lind Global Fund II LP exercised their right to purchase 488,572 shares of common stock at an exercise price of $0.0001 (see Note 16).