Form 10-Q
period 2024-03-31
Golden Minerals Co
filed 2024-05-14
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024.

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

At May 10, 2024, 14,576,185 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	March 31,	December 31,
	2024	2023

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 5)	$2,435	$3,766
Short-term investments	—	11
Accounts receivable	388	51
Value added tax receivable, net (Note 7)	1,132	3,135
Prepaid expenses and other assets (Note 6)	879	921
Current assets held for sale (Note 3)	497	830
Total current assets	5,331	8,714
Property, plant and equipment, net (Note 8)	2,758	2,789
Investments	265	265
Right-of-use assets	86	110
Assets held for sale (Note 3)	2,915	3,032
Total assets	$11,355	$14,910

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 9)	$6,039	$4,899
Other current liabilities (Note 11)	505	774
Total current liabilities	6,544	5,673
Asset retirement and reclamation liabilities (Note 10)	306	306
Other long-term liabilities (Note 11)	19	28
Liabilities held for sale (Note 3)	3,865	3,790
Total liabilities	10,734	9,797

Commitments and contingencies (Note 16)

Equity (Note 14)
Common stock, $.01 par value, 28,000,000 shares authorized; 14,572,185 and 14,084,680 shares issued and outstanding, respectively (1)	146	141
Additional paid-in capital	552,228	552,160
Accumulated deficit	(551,753)	(547,188)
Shareholders’ equity	621	5,113
Total liabilities and equity	$11,355	$14,910

(1) Reflects the one-for-25 reverse stock split that became effective June 9, 2023. Refer to Note 1, Basis of Preparation of Financial Statements and Nature of Operations.

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

	(in thousands, except per share data)
Revenue:
Sale of metals (Note 15)	$—	$4,217
Total revenue	—	4,217
Costs and expenses:
Cost of metals sold (exclusive of depreciation shown below) (Note 15)	—	(4,046)
Exploration expense	(467)	(1,339)
El Quevar project expense	(139)	(151)
Administrative expense	(1,046)	(1,331)
Stock-based compensation	(73)	(189)
Other operating income, net	11	13
Depreciation and amortization	(23)	(4)
Total costs and expenses	(1,737)	(7,047)
Loss from operations	(1,737)	(2,830)
Other income (expense):
Interest and other income, net	15	2
(Loss) gain on foreign currency transactions	(25)	18
Total other (expense) income	(10)	20
Loss from operations before income taxes and discontinued operations	(1,747)	(2,810)
Income taxes (Note 13)	—	—
Loss from continuing operations	(1,747)	(2,810)
Loss from discontinued operations, net of taxes (Note 3)	(2,818)	(456)
Net loss	$(4,565)	$(3,266)

Net loss per common share - basic (1)
Continuing operations	$(0.12)	$(0.40)
Discontinued operations	(0.20)	(0.07)
Net loss per common share - basic (1)	$(0.32)	$(0.47)

Weighted-average shares outstanding - basic (2)	14,186,223	6,889,610

(1) Reflects the one-for-25 reverse stock split that became effective June 9, 2023. Refer to Note 1, Basis of Preparation of Financial Statements and Nature of Operations.

(2) Potentially dilutive shares have not been included for loss periods because to do so would be anti-dilutive. Potentially dilutive shares at March 31, 2024, consist of 440,409 equivalent shares related to stock compensation and 10,819,742 equivalent shares related to warrants outstanding. Potentially dilutive shares at March 31, 2023, consist of 420,409 equivalent shares related to stock compensation and 392,155 equivalent shares related to warrants outstanding. See Note 14 for a discussion of stock-based compensation and warrants.

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Cash flows from operating activities:
Net loss	$(4,565)	$(3,266)
Loss from discontinued operations	2,818	456
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23	4
Loss on trading securities	11	8
Gain on sale of assets	(11)	—
Stock-based compensation	73	189
Changes in operating assets and liabilities:
Accounts receivable	(337)	131
Inventories, net	—	(60)
Value added tax receivable, net	2,003	(878)
Prepaid expenses and other assets	42	(8)
Right-of-use assets	24	101
Accounts payable and other accrued liabilities	1,140	1,225
Other current liabilities	(269)	(233)
Asset retirement and reclamation liabilities	—	(6)
Other long-term liabilities	(9)	(22)
Net cash provided by (used in) operating activities - continuing operations	943	(2,359)
Net cash used in operating activities - discontinued operations	(2,385)	(320)
Net cash used in operating activities	(1,442)	(2,679)
Cash flows from investing activities:
Proceeds from sale of assets	19	4
Net cash provided by investing activities - continuing operations	19	4
Net cash provided by investing activities - discontinued operations	92	3
Net cash provided by investing activities	111	7
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	701
Net cash provided by financing activities - continuing operations	—	701
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	—	701
Net decrease in cash and cash equivalents	(1,331)	(1,971)
Cash and cash equivalents, beginning of period	3,766	3,972
Cash and cash equivalents, end of period	$2,435	$2,001

Supplemental disclosure:
Interest paid	$5	$8
Income taxes paid	$—	$—

Supplemental disclosure of non-cash transactions:
Deferred equity offering costs amortized	$—	$23

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

			Additional
	Common Stock (1)		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

	(in thousands except share data)
Balance, December 31, 2022	6,836,735	$68	$544,372	$(537,960)	$6,480
Stock compensation accrued (Note 14)	—	—	189	—	189
Shares issued under the at-the-market offering agreement, net (Note 14)	109,999	1	677	—	678
Net loss	—	—	—	(3,266)	(3,266)
Balance, March 31, 2023	6,946,734	$69	$545,238	$(541,226)	$4,081

Balance, December 31, 2023	14,084,680	$141	$552,160	$(547,188)	$5,113
Stock compensation accrued (Note 14)	(1,067)	—	73	—	73
Warrants exercised (Note 14)	488,572	5	(5)	—	—
Net loss	—	—	—	(4,565)	(4,565)
Balance, March 31, 2024	14,572,185	$146	$552,228	$(551,753)	$621

(1) Reflects the one-for-25 reverse stock split that became effective June 9, 2023. Refer to Note 1, Basis of Preparation of Financial Statements and Nature of Operations.

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

(Unaudited)

1.	Basis of Preparation of Financial Statements and Nature of Operations

Golden Minerals Company (the “Company”, “we” “our” or “us”), a Delaware corporation, has prepared these unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements do not include all disclosures required by GAAP for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation. Certain prior period amounts may have been reclassified to conform to current classifications. Interim results are not necessarily indicative of results for a full year; accordingly, these interim condensed consolidated financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 19, 2024 (the “2023 Annual Report”).

The Company is a mining company, holding a 100% interest in the Rodeo property in Durango State, Mexico (the “Rodeo Property”), a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in the state of Durango, Mexico (the “Velardeña Properties”), which are subject to a purchase agreement with a private Mexican entity (see Note 2), a 100% interest in the El Quevar advanced exploration property in the province of Salta, Argentina (see Note 8), and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Mexico, Argentina and Nevada. The Velardeña Properties, the Yoquivo property and the El Quevar advanced exploration property are the Company’s only material properties.

We concluded mining operations at the Rodeo Property in June 2023. We commenced mining activities at the Velardeña Properties in December 2023; however, mining operations were shut down in February 2024 because the initial performance of the mine and processing plant did not meet the expected results. The Company continued to process material at the sulfide plant through the end of March, 2024 at which time the plant was also shut down. Both assets are being held for sale and in a care and maintenance state. We continue to evaluate and search for mining opportunities in North America (including Mexico) with near-term prospects of mining. We are also focused on advancing our Yoquivo exploration property in Mexico, and our El Quevar advanced exploration property in Argentina. We are holding an additional portfolio of approximately 11 properties located in Mexico, Nevada and Argentina for sale or advancement when possible.

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

2.	Liquidity, Capital Resources and Going Concern

We do not currently have sufficient resources to meet our expected cash needs during the twelve months ended March 31, 2025. At March 31, 2024, we had current assets of approximately $5.3 million, including cash and cash equivalents of approximately $2.4 million. On the same date, we had accounts payable and other current liabilities of approximately $6.5 million. Because we have ceased mining at the Velardeña mine, our only near-term opportunities to generate cash flow are from the sale of assets and from equity financing.

We will require further sources of capital. In order to satisfy the Company’s projected general, administrative, exploration and other expenses through March 31, 2025, we will need approximately $6.0 to $8.0 million in capital inflows. These capital inflows may take the form of asset sales, equity financing activities, collection of our outstanding accounts receivable, or otherwise.

We have previously announced the execution of asset purchase and sale agreements to sell certain mining concessions, equipment, land parcels and other assets in exchange for an aggregate purchase price of $5.5 million in an SEC filing on form 8-K. The assets being sold include the Velardeña and Chicago mines, both oxide and sulfide processing plants and related equipment. Pursuant to the terms of the sales agreements (i) on April 29, 2024, the buyer paid a non-refundable advance payment of $1.0 million in cash to the Company; (ii) on May 20, 2024, the buyer shall pay $2.0 million in cash, plus value added tax (“VAT”) (including VAT on the advance payment), to the Company and (iii) on July 1, 2024, the buyer shall pay $2.5 million in cash, plus VAT, to the Company (see Note 19).

As of March 31, 2024, we had VAT receivable in Mexico of approximately $1.1 million. Although we believe it is likely we will receive some material portion of this receivable in the second and third quarters of 2024, there is no certainty as to the timing and amount of such payment.

The interim condensed consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, as noted above, our continuing long-term operations will be dependent upon our ability to secure sufficient funding to support future operations. The underlying value and recoverability of the amounts shown as property, plant and equipment in our interim condensed consolidated financial statements are dependent on our ability to sell certain asset of the Company and receive future equity financings to continue to fund general administrative, and exploration activities that would lead to additional profitable mining and processing activities or to generate proceeds from the disposition of mineral exploration properties.

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this Quarterly Report on Form 10-Q is dependent upon its ability to generate sufficient cash flow from the sale of assets, to collect VAT accounts receivable from the Mexican government, to reduce expenses, and to raise sufficient funds through equity financings or other external sources. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of this Quarterly Report on Form 10-Q. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities, which might be necessary should the Company not continue as a going concern.

3.	Assets Held for Sale and Discontinued Operations

We classify long-lived assets, or disposal groups comprised of assets and liabilities, as held for sale in the period in which the following six criteria are met, (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn, in accordance with Accounting Standard Codification (“ASC”) 360, Property, Plant and Equipment. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale, resulting in changes to the presentation of certain prior period amounts. The Company ceases depreciation and amortization on long-lived assets (or disposal groups) classified as held for sale and measures them at the lower of carrying value or estimated fair value less cost to sell.

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results when the business is classified as held for sale, in accordance with ASC 360, and ASC 205-20, Presentation of Financial Statements – Discontinued Operations. Under ASC 360, assets may be classified as held for sale even though discontinued operations classification is not met. The results of discontinued operations are reported in Net loss from discontinued operations, net of tax in the accompanying interim Condensed Consolidated Statements of Operations for current and prior periods, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. All other notes to these interim condensed consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.

In December 2023, the Company restarted operations at the Velardeña Properties. In February 2024, it was determined that the initial performance of both the mine and the processing plant did not achieve the expected results. On February 29, 2024, the Company announced that it elected to discontinue operations at the Velardeña Properties and hold them for sale. The Company is now primarily focused on shutting down the Velardeña Properties and holding them for short-term sale as evaluations are performed to research options to realize maximum value from the Company’s remaining assets.

As previously disclosed in an SEC filing on form 8-K, the Company has entered into certain sales agreements to sell the Velardeña and Chicago mines, both oxide and sulfide processing plants and related equipment of the Velardeña Properties. The terms of the sales agreement include completion and final payment of the sale by July 1, 2024.

The following table summarizes the major line items for the Velardeña Properties that are included in Loss from discontinued operations, net of taxes in the interim Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Sale of metals	$1,225	$—
Cost of metals sold	(2,924)	—
Velardeña care and maintenance costs	—	(247)
Reclamation expense	(75)	(73)
Other operating income	241	10
Severance and termination benefits	(1,190)	—
Depreciation and amortization	(95)	(95)
Loss from discontinued operations before income taxes	(2,818)	(405)
Income taxes	—	(51)
Loss from discontinued operations, net of taxes	$(2,818)	$(456)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

	March 31,	December 31,
	2024	2023

	(in thousands)
Assets
Inventories, net	$497	$830
Total current assets held for sale	497	830
Property, plant and equipment, net	2,915	3,032
Total assets held for sale	$3,412	$3,862

Liabilities
Asset retirement and reclamation liabilities	3,865	3,790
Total liabilities held for sale	$3,865	$3,790

4.	New Accounting Pronouncements

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

5.	Cash and Cash Equivalents

Cash and Cash Equivalents

The Company has reported $2.4 million and $3.8 million Cash and cash equivalents on the interim Condensed Consolidated Balance Sheets at March 31, 2024 and at December 31, 2023 respectively. The December 31, 2023 balance included approximately $153,000 that was unavailable for use due to a court order freezing the bank accounts of one of the Company’s subsidiaries in Mexico related to a lawsuit. The restrictions were lifted and the bank accounts were unfrozen during the first quarter of 2024 as the Company reached an agreement to settle the lawsuit for $250,000 (see Notes 16 and 19).

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

6.	Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2024	2023

	(in thousands)
Prepaid insurance	$258	$319
Recoupable deposits and other	621	602
	$879	$921

7.	Value Added Tax Receivable, Net

At March 31, 2024, the Company recorded a net VAT paid in Mexico of $1.1 million related to the Velardeña Properties and the Rodeo operation, as a recoverable asset, which appears in Value added tax receivable, net on the interim Condensed Consolidated Balance Sheet. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts receivable will be recovered within a one-year period. At December 31, 2023, the Company had recorded approximately $3.1 million of net VAT receivable. At March 31, 2024 and December 31, 2023, the Company recorded approximately $0.7 million and $0.8 million, respectively, of VAT payable as a reduction to the VAT receivable in Mexico.

The Company has also paid VAT in other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

.

8.	Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2024	2023

	(in thousands)
Exploration properties	$2,418	$2,418
Royalty properties	200	200
Buildings	2,520	2,520
Mining equipment and machinery	2,069	2,089
Other furniture and equipment	924	924
	8,131	8,151
Less: Accumulated depreciation and amortization	(5,373)	(5,362)
	$2,758	$2,789

El Quevar Earn-In Agreement

On April 9, 2020, we entered into an earn-in agreement with Barrick (the “Earn-In Agreement”), pursuant to which Barrick acquired an option to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina. As of December 31, 2021, Barrick had met the $1 million in work expenditures that would permit them to withdraw from the Earn-in Agreement.

In March 2024, Barrick notified the Company that it was withdrawing from the Earn-In Agreement. The termination was effective on April 20, 2024 and the El Quevar project reverted back to full control of the Company.

9.	Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	March 31,	December 31,
	2024	2023

	(in thousands)
Accounts payable and accruals	$3,843	$3,586
Accrued employee compensation and benefits	2,164	1,281
Income taxes payable (Note 13)	32	32
	$6,039	$4,899

10.	Asset Retirement and Reclamation Liabilities

The Company has detailed closure plans for reclamation activity at the Rodeo Property. The Company stopped mining at the Rodeo Property in June 2023 and has up to three years to begin reclamation activities. The Company will continue to accrue additional estimated asset retirement obligation “ARO” amounts based on the closure plan and as activities requiring future reclamation and remediation occur.

Asset retirement and reclamation liabilities consist of the following:

	March 31,	December 31,
	2024	2023

	(in thousands)
Current asset retirement and reclamation liabilities	$150	$150
Non-current asset retirement and reclamation liabilities	306	306
	$456	$456

Current asset retirement and reclamation liabilities is included in Other current liabilities (see Note 11).

The following table presents the changes in the Company’s asset retirement and reclamation liabilities for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Balance at January 1,	$456	$456
Changes in estimates, and other	—	—
Accretion expense	—	—
Balance at March 31,	$456	$456

11.	Other Liabilities

Other Current Liabilities

The following table sets forth the Company’s other current liabilities:

	March 31,	December 31,
	2024	2023

	(in thousands)
Premium financing	$153	$269
Operating lease liability	89	105
Litigation accrual (Note 16)	113	250
Current asset retirement and reclamation liabilities	150	150
	$505	$774

Other Long-Term Liabilities

The following table sets forth the Company’s other long-term liabilities:

	March 31,	December 31,
	2024	2023

	(in thousands)
Operating lease liability	$—	$10
Deposits and other	19	18
	$19	$28

12.	Fair Value Measurements

Financial assets and liabilities and nonfinancial assets and liabilities are measured at fair value on a recurring basis under a framework of a fair value hierarchy that prioritizes the inputs into valuation techniques used to measure fair value into three broad levels. This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs. Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement. The three levels of the fair value hierarchy per ASC Topic 820 are as follows:

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

Level 3: Unobservable inputs due to the fact that there is little or no market activity. This entails using assumptions in models that estimate what market participants would use in pricing the asset or liability.

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At March 31, 2024
Assets:
Cash and cash equivalents	$2,435	$—	$—	$2,435
	$2,435	$—	$—	$2,435

At December 31, 2023
Assets:
Cash and cash equivalents	$3,766	$—	$—	$3,766
Short-term investments	11	—	—	11
	$3,777	$—	$—	$3,777

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term investments consist of 200,000 shares of common stock of Fabled and 20,000 shares of Fabled Copper Corp. and are classified within Level 1 of the fair value hierarchy.

At March 31, 2024 and December 31, 2023, the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

13.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”), on a tax jurisdictional basis. In accordance with ASC 740, the interim provision for taxes was calculated by using the estimated annual effective tax rate applied to the year-to-date income or losses on a jurisdictional basis. Although the Company has generated ordinary losses on a year-to-date basis, the Company has projected taxable income by year end in certain tax jurisdictions, for which an annual effective tax rate has been calculated. For the three months ended March 31, 2024, the Company recorded no income tax expense.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its interim Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, the Company had no deferred tax assets and no deferred tax liability on the interim Condensed Consolidated Balance Sheets due to a valuation allowance offsetting the net deferred tax assets of the Company.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority. Such positions are deemed to be “unrecognized tax benefits,” which require additional disclosure and recognition of a liability within the financial statements. The Company had no unrecognized tax benefits at March 31, 2024 or December 31, 2023.

14.	Equity

On May 26, 2023, the Company’s Board of Directors approved a reverse stock split of the common stock, par value $0.01 per share, of the Company at a ratio of one-for-25 shares and a reduction in the total number of authorized shares of common stock of the Company from 350,000,000 shares to 28,000,000 shares, each effective on June 9, 2023. Accordingly, all common stock, equity award, warrant, and per share amounts have been adjusted to reflect the reverse stock split for all prior periods presented. For additional information related to the reverse stock split, see Note 1, Basis of Preparation of Financial Statements and Nature of Operations.

June 2023 Offering and Private Placement Transaction

On June 26, 2023, the Company entered into a Securities Purchase Agreement with certain institutional investors providing for the issuance and sale by the Company in a registered direct offering (the “June 2023 Offering”) of an aggregate of 790,000 shares of the Company’s common stock at a purchase price of $1.45 per share and pre-funded warrants exercisable for up to 637,587 shares of the Company’s common stock (the “June 2023 Pre-Funded Warrants”) at a purchase price of $1.4499 per June 2023 Pre-Funded Warrant. In a concurrent private placement (the “June 2023 Private Placement” and, together with the June 2023 Offering, the “June 2023 Transactions”), the Company agreed to issue warrants to purchase up to 1,427,587 shares of the Company’s common stock at an exercise price of $1.90 (the “June 2023 Warrants”). The aggregate net proceeds from the June 2023 Transactions were approximately $1.9 million.  See – Common Stock Warrants for additional information about the June 2023 Pre-Funded Warrants and the June 2023 Warrants.

November 2023 Public Offering

On November 6, 2023, the Company entered into a Securities Purchase Agreement with certain institutional investors providing for the issuance and sale by the Company in a public offering (the “November 2023 Offering”) of (i) an aggregate of 4,712,488 shares of the Company’s common stock, par value $0.01 per share (the “Common Shares”) (the “Initial Shares”); (ii) Series A common warrants (the “November 2023 Series A Warrants”) to purchase 6,000,000 Common Shares; (iii) Series B warrants (the “November 2023 Series B Warrants”) to purchase 3,000,000 Common Shares; (iv) pre-funded warrants (the “November 2023 Pre-Funded Warrants”) to purchase 1,287,512 Common Shares for aggregate net proceeds from the November 2023 Offering of approximately $3.8  million.  During the quarter ended March 31, 2024, the 488,572 November 2023 Pre-Funded Warrants were exercised for net proceeds of $48.86; 798,940 of these warrants were exercised in the fourth quarter 2023 for net proceeds of $70.89. See – Common Stock Warrants for additional information about the November 2023 Series A Warrants, the November 2023 Series B Warrants, and the November 2023 Pre-Funded Warrants.

At-the-Market Offering Agreement

During the three months ended March 31, 2024, the Company did not sell any shares of common stock under the At-the-Market-Offering-Agreement Program (“ATM Program”) ATM Program. During the three months ended March 31, 2023, the Company sold an aggregate of 109,999 shares of common stock under the ATM Program at an average price of $6.64 per share of common stock for net proceeds, after commissions and fees, of approximately $701,000.

There were no deferred ATM Program costs amortized during the three months ended March 31, 2024. Approximately $23,000 of deferred ATM Program costs were amortized during the three months ended March 31, 2023. At March 31, 2024 and December 31, 2023, there was no remaining balance of deferred ATM Program costs, recorded in Prepaid expenses and other assets on the interim Condensed Consolidated Balance Sheets.

As of March 31, 2024 the ATM Program was no longer in effect as the 2020 Registration Statement filed on Form S-3 filed with SEC on October 1, 2020 expired on October 1, 2023.

Equity Incentive Plans

Restricted Stock Grants

The following table summarizes the status and activity of the Company’s restricted stock grants at March 31, 2024 and 2023, and the changes during the three months then ended:

	Three Months Ended March 31,
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Grants	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	5,800	$8.89	19,800	$10.95
Granted during the period	—	—	—	—
Restrictions lifted during the period	—	—	(1,333)	11.15
Forfeited during the period	—	—	—	—
Outstanding at end of period	5,800	$8.89	18,467	$10.94

Restricted Stock Units

The following table summarizes the status and activity of the Company’s restricted stock units at March 31, 2024 and 2023, and the changes during the three months then ended:

Three Months Ended March 31,
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Units	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	272,409	$13.09	232,409	$15.06
Granted during the period	—	—	—	—
Shares issued during the period	—	—	—	—
Forfeited during the period	—	—	—	—
Outstanding at end of period	272,409	$13.09	232,409	$15.06

Key Employee Long-Term Incentive Plan

There were 168,000 Key Employee Long Term Incentive Plan (“KELTIP”) Units outstanding at March 31, 2024 and December 31, 2023, respectively. There were 188,000 KELTIP Units outstanding at March 31, 2023 and December 31, 2022, respectively. Under the 2023 Equity Incentive Plan (“the 2023 Plan”), the Company discontinued the KELTIP and will no longer issue KELTIP Units.

Stock-Based Compensation

Stock-based compensation expense for the periods presented is as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Restricted stock grants	$12	$33
Restricted stock units	58	117
KELTIP units	3	39
	$73	$189

Common Stock Warrants

The following table summarizes the activity of the Company’s common stock warrants for the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended March 31,
	2024		2023
		Weighted		Weighted
	Number of	Average	Number of	Average
	Underlying	Exercise Price	Underlying	Exercise Price
Common Stock Warrants	Shares	Per Share	Shares	Share
Outstanding at beginning of period	11,308,314	$1.09	392,155	$8.58
Granted during period	—	—	—
Exercised during period
November 2023 Pre-Funded Warrants	(488,572)	0.0001	—
Expired during the period	—	—	—
Outstanding at end of period	10,819,742	$1.14	392,155	$8.58

The common stock warrants relate to prior registered offerings and private placements of the Company’s stock.

Common stock warrants outstanding as of March 31, 2024 are as follows:

	Number of	Exercise
Common Stock Warrants	Warrants	Price	Expiration Date
July 2019 Series A Warrants	338,155	$8.75	January 17, 2025
April 2020 Series A Warrants	44,000	$7.50	October 22, 2025
April 2020 Series B Warrants	10,000	$7.50	October 22, 2025
June 2023 Warrants	1,427,587	$1.90	December 26, 2028
November 2023 Series A Warrants	6,000,000	$0.70	November 6, 2028
November 2023 Series B Warrants	3,000,000	$0.70	May 6, 2025
	10,819,742

All outstanding common stock warrants are recorded in equity at March 31, 2024 and December 31, 2023, following the guidance established by ASC Topic 815-40. The Company’s common stock warrants allow for potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock. Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these common stock warrants.

15.	Sale of Metals and Related Costs

The Company derives its revenue from the sale of doré, concentrates, and slag. The following table presents the Company’s net sales for each period presented (see Note 3):

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Doré sales	$—	$4,251
Concentrate sales	—	—
Slag and other sales	—	82
Total revenue	—	4,333
Less: Treatment, refining and shipping costs	—	(116)
Total revenue, net	$—	$4,217

16.	Commitments and Contingencies

During April 2021, the Company became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”). The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”). The lawsuit was assigned to the Fifth Specialized Commercial District Court. In November 2022, the Company was formally served with the complaint in connection with the lawsuit and in December 2022 the Company filed its answer to the complaint. As a preemptive measure, Unifin obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which limited the Company’s and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates.

The Company and Unifin agreed to settle the dispute in late 2023. An accrued liability was recorded for the settlement amount of $250,000 as of December 31, 2023 and for $113,000 as of March 31, 2024. During the first quarter of 2024, the Court unfroze the Minera William bank accounts and the bank remitted the funds to Unifin as per the settlement agreement. Subsequent to March 31, 2024, the Company paid Unifin the remaining amount of the agreement upon settlement. The court published a writ subsequent to March 31, 2024 stating that the parties had complied with the settlement agreement and declared that Unifin has withdrawn the lawsuit against Minera William (see Notes 11 and 19).

The Company also has certain purchase and lease commitments as set forth in the Company’s 2023 Annual Report.

17.	Segment Information

The Company’s sole activity is the mining, construction and exploration of mineral properties containing precious metals. The Company’s reportable segments are based on the Company’s revenue-producing activities and cash-consuming activities. The Company reports two segments, one for its revenue-producing activities in Mexico, which includes the Rodeo Property, and the other comprised of non-revenue-producing activities, including exploration, construction and general and administrative activities. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance.

As described in Note 3, the Company’s Velardeña Properties met the criteria to be reported as discontinued operations during the first quarter of 2024. As such, the results of operations for this business are excluded from the Mexico Operations segment in the table below, which only reflects continuing operations, for all periods presented. Assets held for sale are included below in the total assets for the Corporate, Exploration and Other segment.

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative			Capital
March 31, 2024	Revenue	to Sales	Amortization	Expense	Pre-Tax Loss	Total Assets	Expenditures
Mexico Operations	$—	$—	$22	$355	$442	$2,904	$—
Corporate, Exploration and Other	—	—	1	1,297	1,305	8,451	—
Consolidated	$—	$—	$23	$1,652	$1,747	$11,355	$—

Three Months Ended
March 31, 2023
Mexico Operations	$4,217	$4,046	$—	$929	$769	$4,781	$—
Corporate, Exploration and Other	—	—	4	1,892	2,041	10,129	—
Consolidated	$4,217	$4,046	$4	$2,821	$2,810	$14,910	$—

18.	Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services, Lease of Equipment:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of The Sentient Group (“Sentient”). Sentient, through the Sentient executive funds, holds approximately 11% of the Company’s 14.1 million shares of issued and outstanding common stock. The administrative services are provided locally in Mexico by the administrative staff in the Company’s Mexico office. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. The Company also leases, from time to time, certain nonessential mining equipment to Minera Indé. Amounts received under the arrangement reduce costs incurred for exploration. The Company’s Board of Directors and Audit Committee approved the agreement. For the three months ended March 31, 2024 and 2023, the Company charged Minera Indé approximately $45,000 and $72,000, respectively, for services and the use of equipment, offsetting costs that are recorded in Exploration expense in the interim Condensed Consolidated Statements of Operations.

19.Subsequent Events

Unifin Litigation

Subsequent to March 31, 2024, the Company paid Unifin the balance owed to them per the settlement agreement. Unifin and Minera William requested the Court to rule on Unifin’s withdrawal of its lawsuit against Minera William. The Judge ruled that Minera William fulfilled the payment obligation of the settlement agreement. On April 30, 2024, the Court published a writ stating that the parties complied with the settlement agreement and declared that Unifin has withdrawn the lawsuit against Minera William (see Notes 5, 11 and 16).

Asset Sale Agreement

Subsequent to March 31, 2024, the Company entered into certain asset purchase and sale agreements with a privately held Mexican company. Pursuant to the terms of the sale agreements, Minera William and Minera Labri agreed to sell certain mining concessions, equipment, land parcels and other assets in exchange for an aggregate purchase price of $5.5 million in cash, plus VAT. The assets being sold include the Velardeña and Chicago mines, both oxide and sulfide processing plants and related equipment. Pursuant to the terms of the sales agreements (i) on April 29, 2024, the buyer paid a non-refundable advance payment of $1.0 million in cash to the Company; (ii) on May 20, 2024, the buyer shall pay $2.0 million in cash, plus VAT (including VAT on the advance payment), to the Company; and (iii) on July 1, 2024, the buyer shall pay $2.5 million in cash, plus VAT, to the Company (see Note 3).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law. During the three months ended March 31, 2024, our principal source of revenue was from the sale of gold and silver contained in concentrate from our Velardeña Properties in Durango, Mexico. We also had secondary sources of revenue from tolling material at our oxide plant for an outside party and selling non-core assets. We incurred net operating losses for the three months ended March 31, 2024 and 2023.

We restarted mining at our Velardeña Properties in December 2023 and continued through the end of February 2024 when it was determined that the initial performance of both the mine and the plant did not achieve expected results. We processed all the mineralized material that had been mined and shut down the processing plant at the end of March 2024 and are now holding the Velardeña Properties for short-term sale as we evaluate options to realize value from the assets. As previously disclosed, we have entered into certain sales agreements to sell the Velardeña and Chicago mines, both oxide and sulfide processing plants and related equipment of the Velardeña Properties. The terms of the sales agreement include completion and final payment of the sale by July 1, 2024 (See Note 2 above). We are also focused on advancing our Yoquivo exploration property in Mexico and our El Quevar advanced exploration property in Argentina as funds become available. We are holding an additional portfolio of approximately 11 properties located in Mexico, Nevada and Argentina for sale or advancement when possible.

Because we have ceased production at the Velardeña Properties, our only near-term opportunity to generate cash flow is from the sale of assets or other external financings. We will require additional capital. See “—Liquidity, Capital Resources and Going Concern—2024 Liquidity Forecast and Going Concern Qualification” below.

This discussion should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2023 Annual Report.

2024 Highlights

Velardeña Properties

The Velardeña Properties contain two underground mines. Prior to the recent restart in December 2023, the last time the mines were operated was in late 2015, at which point mining activities were suspended when a combination of low metals prices, mining dilution and metallurgical challenges rendered operations unprofitable. We elected to preserve the asset for future use, and since that time we evaluated and tested various mining methods and processing alternatives that could enable sustainable profitable operations.

In early 2023, the terms for the sale of our gold-rich pyrite concentrates improved significantly over previously available terms. The improved terms allowed us to consider re-opening the Velardeña Properties’ mines without the BIOX™ plant that was previously envisioned.

In March 2023, we restarted our flotation plant (Plant I) to process 3,000 tonnes of mineralized material that had been stockpiled during test mining in 2022. Under the new concentrate sales terms, 656 tonnes of gold-rich pyrite concentrate, 118 tonnes of silver-rich lead concentrate and 63 tonnes of zinc concentrate were sold under an offtake agreement in 2023. Those three shipments generated cash receipts of approximately $1.5 million. The successful sales of concentrates on the improved terms caused us to shift our efforts towards a restart of Velardeña without the requirement of constructing and using the BIOX™ technology. An internally prepared updated forecast assuming gold and silver prices of $1,900 and $22.50 per ounce, respectively, indicated that Velardeña could generate a positive net operating margin within around six months of restarting operations.

In August 2023 we released and filed the results of an updated independent technical report prepared under S-K 1300 guidelines. The report validated our internal economic models for the Velardeña resource and potential economic results. For purposes of our internal cash flow projections, we utilized more conservative assumptions than those reflected in the technical report summary.

We restarted mining at Velardeña in December 2023. In the first quarter of 2024, we sold just over 2,000 tonnes of concentrate containing approximately 640 ounces of gold and approximately 21,750 ounces of silver.

Mill throughput of mined material totaled 5,186 tonnes over the period of operations in February and March 2024. We stopped mining at the end of February and stopped processing the mined material at the end of March 2024 when we determined that the initial performance of the mine and the processing plant did not achieve expected results. The operational issues were caused by a combination of insufficient experienced miners, issues with ventilation and issues with aging mining equipment at the mine.

The table below sets forth the key processing and sales statistics for the Velardeña operation for the three months ended March 31, 2024:

Velardeña Operations Statistics
(in thousands except per unit amounts)

Three Months Ended
March 31, 2024
Tonnes mined[1]	14,961
Tonnes processed	5,186
Average tonnes per day processed	185

Gold sold in concentrate (ounces)	639
Silver sold in concentrate (ounces)	21,745

Average realized price, before refining and selling costs
Gold (dollar per ounce)	$ 2,077
Silver (dollar per ounce)	$ 23.82

[1] Includes all mined material transported to the plant, stockpiled or designated as waste

Yoquivo

We hold 100% ownership of the Yoquivo concessions subject to royalty interests between 2% and 3% net smelter return payable on production to third parties and capped at $2.8 million in the aggregate.

With an effective date of February 24, 2023, an initial mineral resource estimate was completed for Yoquivo that estimates an inferred mineral resource of 937,000 tonnes at 570 g/t Ag eq (equivalent ounces are calculated using prices of $1,840/oz Au and $24.00/oz Ag) on five veins that had enough drill density to support mineral resources. Further information regarding this initial mineral resource estimate is included in our 2023 Annual Report. Numerous other veins on the property have yet to be drilled sufficiently to allow estimation of additional resources.

Since 2020, exploration and delineation drilling of 16,565 meters in 70 holes has advanced the project to this stage. We plan to continue drilling with the goal of expanding the resource as funding allows.

El Quevar

In April 2020, we entered into the Earn-in Agreement with Barrick. For a description of the Earn-In Agreement, see “Our Material Mining Properties—El Quevar” in our 2023 Annual Report. In March 2024, Barrick notified us that it was withdrawing from the Earn-In Agreement. The termination was effective on April 20, 2024 and the El Quevar project reverted back into the full control of Golden Minerals. We intend to shift our focus back to exploration activities at El Quevar as funding allows.

Sarita Este / Desierto

In December 2019, we entered into an option agreement with Cascadero Minerals Corporation (“Cascadero”) to acquire a 51% interest in the gold/copper Sarita Este concession, located in the northwest portion of the Province of Salta, Argentina, adjacent to the Taca Taca project owned by First Quantum Minerals. We have exceeded the drilling requirement and have spent approximately $3.0 million since entering into the agreement in December 2019. After satisfying the drilling and expenditure requirements, we notified Cascadero of our intention to proceed with the joint venture as 51% owners of the concession. Completion of the joint venture documents and formation of the joint venture company are in progress.

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

The Desierto concessions (Desierto 1 and 2) which are adjacent to and south of the Sarita Este concession, are subject to an option agreement with a third-party partial owner and a proposed joint venture agreement also between the Company and Cascadero. The Desierto 1 concession is the object of a legal dispute between the Company and the Salta Ministry of Mines in which the Company is disputing the cancellation of the concession by the province. The dispute is expected to be resolved before the end of 2024.

Financial Results of Operations

For the results of operations discussed below, we compare the results from operations for the three months ended March 31, 2024, to the three months ended March 31, 2023. The operating activities for the three-month period ended March 31, 2024 were related entirely to the Velardeña Properties which were discontinued during the quarter ended March 31, 2024 when we determined that the initial performance of the mine and the processing plant did not achieve expected results. Due to the discontinuation of the operations, the Velardeña properties are now classified assets are being held for sale, and therefore, in the interim condensed consolidated financial statements for the period ended March 31, 2023, the asset values, revenues and expenditures of these discontinued operations have been presented as Assets Held for Sale and Discontinued Operations (see Note 3 above). The revenues and costs discussed below are the amounts recorded prior to the reclassification of those items to Assets Held for Sale and Discontinued Operations in the interim condensed consolidated financial statements.

Three Months Ended March 31, 2024

Revenue from the sale of metals. The Velardeña operations produced three types of concentrate during the three months ended March 31, 2024. The Rodeo operations sold mainly doré during the three months ended March 31, 2023. We also sold slag remaining from previous doré sales and doré production at Plant 2.

●	Concentrate Sales – We recorded $1.4 million in the three months ended March 31, 2024 from the sale of gold-rich pyrite concentrate, silver-rich lead concentrate and zinc concentrate. There were no concentrate sales in the three months ended March 31, 2023.

●	Doré Sales - We recorded no revenue related to gold and silver in doré for the three months ended March 31, 2024, and $4.2 million for the three months ended March 31, 2023.

●	Slag and Other Sales – We recorded approximately $27,000 in revenue related to the gold and silver in precipitate during the three months ended March 31, 2024. We recorded approximately $82,000 in revenue related to the gold and silver in slag that was sold to a refiner in the United States in the three months ended March 31, 2023. The revenue in 2024 was generated from scrap and trace material removed from Plant II during the clean out process following the cessation of operations in 2024.

Cost of metals sold. For the three months ended March 31, 2024 and 2023, we recorded $2.9 million and $4.0 million of cost of metals sold, respectively. Lower costs in 2024 compared to 2023 were due primarily to lower mining costs as mining was discontinued at the end of February 2024.

Exploration expense. Our exploration expense, including property holding costs and allocated administrative expenses, totaled $0.5 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively. The lower exploration expense for 2024 is primarily related to less activity in 2024 due to the cash constraints of the Company.

Velardeña care and maintenance costs. We recorded no expenses related to care and maintenance at our Velardeña Properties for the three-month period ended March 31, 2024 as the Velardeña Properties were operating during that period and are now being held for short-term sale. We recorded $0.2 million related to care and maintenance for the three month period ended March 31, 2023, respectively, for expenses related to care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.

El Quevar project expense. We incurred $0.1 million and $0.2 million for the three-month periods ended March 31, 2024 and 2023, respectively, related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. During the three months ended March 31, 2024 and 2023, approximately $0.0 million and $0.0 million, respectively, of costs actually incurred were offset by reimbursements from Barrick.

Administrative expense. Administrative expenses totaled $1.0 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Yoquivo Property, Rodeo Property, Velardeña Properties, El Quevar project and our exploration portfolio.

Stock-based compensation. During the three months ended March 31, 2024 and 2023, we incurred approximately $0.1 million and $0.2 million, respectively, of expense related to stock-based compensation. Stock-based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the three months ended March 31, 2024 and 2023, we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña and Rodeo properties.

Other operating income (loss), net. We recorded $0.9 million of other operating loss for the three months ended March 31, 2024 primarily related to the accrual booked for severance payment to employees who were terminated during the three months ended March 31, 2024 in connection with the cessation of operations at the Velardeña Properties. For the three months ended March 31, 2023, we recorded a nominal amount of other operating income.

Depreciation, depletion and amortization. During each of the three months ended March 31, 2024 and 2023, we incurred depreciation, depletion and amortization expense of approximately $0.1 million.

Interest and other expense, net. We recorded a nominal amount of interest and other expense, net for each of the three months ended March 31, 2024 and 2023.

(Loss) gain on foreign currency losses. During the three months ended March 31, 2024, we recorded a nominal amount of foreign exchange losses. During the three months ended March 31, 2023, we recorded a nominal amount of foreign exchange gains. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary transactions incurred by our foreign subsidiaries that are denominated in currencies other than U.S. dollars.

Income taxes. We recorded a zero tax benefit for the three months ended March 31, 2024. We recorded a nominal amount for an income tax benefit for the three months ended March 31, 2023.

Liquidity, Capital Resources and Going Concern

2024 Liquidity Forecast and Going Concern Qualification

We do not currently have sufficient resources to meet our expected cash needs during the twelve months ended March 31, 2025. At March 31, 2024, we had current assets of approximately $5.3 million, including cash and cash equivalents of approximately $2.4 million. On the same date, we had accounts payable and other current liabilities of approximately $6.5 million. Because we have ceased mining at the Velardeña mine, our only near-term opportunity to generate cash flow is from the sale of assets and equity or other external financings.

We will require further sources of capital. In order to satisfy the Company’s projected general, administrative, exploration and other expenses through March 31, 2025, we will need approximately $6.0 to $8.0 million in capital inflows. These capital inflows may take the form of asset sales, equity or other external financing activities, collection of our outstanding accounts receivable, or otherwise.

We have previously announced the execution of certain asset purchase and sale agreements with a privately held Mexican company. Pursuant to the terms of the sale agreements, Minera William and Minera Labri agreed to sell certain mining concessions, equipment, land parcels and other assets in exchange for an aggregate purchase price of $5.5 million in cash, plus VAT. The assets being sold include the Velardeña and Chicago mines, both oxide and sulfide processing plants and related equipment. Pursuant to the terms of the sales agreements (i) on April 29, 2024, the Buyer paid a non-refundable advance payment of $1.0 million in cash to the Company; (ii) on May 20, 2024, the Buyer shall pay $2.0 million in cash, plus VAT (including VAT on the advance payment), to the Company and (iii) on July 1, 2024, the Buyer shall pay $2.5 million in cash, plus VAT, to the Company. These sales may satisfy a portion of our projected capital needs over the next twelve months.

As of March 31, 2024, we had VAT receivable in Mexico of approximately $1.1 million. Although we believe it is likely we will receive some material portion of this receivable in the second and third quarters of 2024, there is no certainty as to the timing and amount of such payment.

The interim condensed consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, as noted above, our continuing long-term operations will be dependent upon our ability to secure sufficient funding to support future operations. The underlying value and recoverability of the amounts shown as property, plant and equipment in our interim condensed consolidated financial statements are dependent on our ability to sell certain assets of the Company and receive future equity financings to continue to fund general administrative, and exploration activities that would lead to additional profitable mining and processing activities or to generate proceeds from the disposition of mineral exploration properties.

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this Quarterly Report on Form 10-Q is dependent upon its ability to generate sufficient cash flow from the sale of assets, collect VAT accounts receivable from the Mexican government, reduce expenses, and raise sufficient funds through equity financings or external sources. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of this Quarterly Report on Form 10-Q. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities, which might be necessary should the Company not continue as a going concern.

2024 Liquidity Discussion

At March 31, 2024, our aggregate cash and cash equivalents totaled $2.4 million, compared to the $3.8 million in similar assets held at December 31, 2023. The March 31, 2024 decrease is the result of the following expenditures and cash inflows for the three months ended March 31, 2024. Expenditures totaled $3.5 million from the following:

●	$1.0 million in general and administrative expenses;

●	$0.5 million in exploration expenditures;

●	$0.1 million in care and maintenance costs at the El Quevar project, net of zero reimbursements from Barrick;

●	$1.7 million of net operating margin from the discontinued Velardeña operations (defined as revenue from the sale of metals less the cost of metals sold); and

●	$0.2 million in changes in working capital (mainly due to an increase in accounts receivable associated with the sales made near the end of the first quarter).

The above expenditures were offset by cash inflows of $2.1 million from the following:

●	$2.0 million from the collection of VAT receivables from the Mexican Government; and

●	$0.1 million of proceeds received from the sale of non-core assets.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the first quarter of 2024 that would affect the Company or have a material impact on its consolidated financial position or results of operations.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. These statements include comments relating to: (i) our anticipated near-term capital needs, and potential sources of capital; (ii) our plans for, and timing of, the sale of our Velardeña assets, (iii) our plans to sell tax credits held in our Mexican operating companies; (iv) our plans regarding further advancement of the El Quevar project; (v) information regarding the Yoquivo property, including the estimates included in our initial mineral resource study, our future evaluation and drilling plans, information gained from drilling activities, and exploration activities; (vi) expectations pertaining to the recovery of VAT refunds from the Mexican government; (vii) projected revenue and spending for the twelve months ending March 31, 2025; and (viii) statements concerning our financial condition, business strategies and business and legal risks and our financial outlook for 2024, including anticipated expenditures and cash inflows during the year.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “believe,” “will,” “project,” “should,” “could,” “believe” and similar expressions (including negative and grammatical variations) to identify forward-looking statements. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

●	Whether our proposed sale of the Velardeña properties is consummated;

●	whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all;

●	higher than anticipated care and maintenance costs at the Velardeña Properties in Mexico or at El Quevar in Argentina;

●	decreases in silver and gold prices;

●	risks related to our exploration properties, including unfavorable results from exploration and whether we will be able to advance our exploration properties;

●	whether we will be able begin to mine and sell minerals successfully or profitably at any of our current properties at current or future silver and gold prices and achieve our objective of becoming a mid-tier mining company;

●	potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;

●	our ability to retain key management and mining personnel necessary to successfully operate and grow our business;

●	economic and political events negatively affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;

●	political and economic instability in Mexico, Argentina, and other countries in which we conduct our business, and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;

●	volatility in the market price of our common stock; and

●	the factors discussed under “Risk Factors” in our 2023 Annual Report.

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

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first three months of 2024, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During April 2021, the Company became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”). The plaintiff in the matter is Unifin Financiera, S.A.B de C.V. (“Unifin”). The lawsuit was assigned to the Fifth Specialized Commercial District Court. In November 2022, the Company was formally served with the complaint in connection with the lawsuit and in December 2022 the Company filed its answer to the complaint. As a preemptive measure, Unifin obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which limited the Company’s and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates.

The Company and Unifin agreed to settle the dispute in late 2023. During the first quarter of 2024, the Court unfroze the Minera William bank accounts and the bank remitted the funds to Unifin as per the settlement agreement. Subsequent to March 31, 2024, the Company paid Unifin the remaining amount of the $250,000 agreed upon in the settlement. On April 30, 2024, the Court published a writ stating that the parties complied with the settlement agreement and declared that Unifin has withdrawn the lawsuit against Minera William.

Item 1A.	Risk Factors

Other than the risk factors set out below, the risk factors for the three months ended March 31, 2024, are substantially the same as those set forth in Part I, Item 1A of our 2023 Annual Report and in our prior quarterly reports on Form 10-Q.

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

3.4

Third Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated June 15, 2021 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on March 25, 2021).

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

GOLDEN MINERALS COMPANY

Date:	May 14, 2024	By:	/s/ Warren M. Rehn
Warren M. Rehn
President and Chief Executive Officer

Date:	May 14, 2024	By:	/s/ Julie Z. Weedman
Julie Z. Weedman
Senior Vice President and Chief Financial Officer