Form 10-Q
period 2024-06-30
Golden Minerals Co
filed 2024-08-14
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024.

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

At August 12, 2024, 15,035,048 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	June 30,	December 31,
	2024	2023

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 5)	$1,438	$3,766
Short-term investments	—	11
Accounts receivable	107	51
Value added tax receivable, net (Note 7)	272	3,135
Prepaid expenses and other assets (Note 6)	684	921
Current assets held for sale (Note 3)	—	830
Total current assets	2,501	8,714
Property, plant and equipment, net (Note 8)	2,692	2,789
Investments	265	265
Right-of-use assets	61	110
Assets held for sale (Note 3)	547	3,032
Total assets	$6,066	$14,910

Liabilities and equity (deficit)
Current liabilities
Accounts payable and other accrued liabilities (Note 9)	$4,073	$4,899
Deferred revenue (Note 3)	373	—
Other current liabilities (Note 11)	378	774
Total current liabilities	4,824	5,673
Asset retirement and reclamation liabilities (Note 10)	305	306
Other long-term liabilities (Note 11)	16	28
Liabilities held for sale (Note 3)	2,882	3,790
Total liabilities	8,027	9,797

Commitments and contingencies (Note 16)

Equity (deficit) (Note 14)
Common stock, $.01 par value, 100,000,000 shares authorized; 15,005,555 and 14,084,680 shares issued and outstanding, respectively (1)	150	141
Additional paid-in capital	552,389	552,160
Accumulated deficit	(554,500)	(547,188)
Shareholders’ equity (deficit)	(1,961)	5,113
Total liabilities and equity (deficit)	$6,066	$14,910

(1) Reflects the one-for-25 reverse stock split that became effective June 9, 2023. Refer to Note 1, Basis of Preparation of Financial Statements and Nature of Operations.

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands except per share data)		(in thousands, except per share data)
Revenue:
Sale of metals (Note 15)	$—	$4,973	$—	$9,190
Total revenue	—	4,973	—	9,190
Costs and expenses:
Cost of metals sold (exclusive of depreciation shown below) (Note 15)	—	(3,859)	—	(7,905)
Exploration expense	(320)	(833)	(787)	(2,172)
El Quevar project expense	(152)	(166)	(291)	(317)
Administrative expense	(1,100)	(1,216)	(2,146)	(2,547)
Stock-based compensation	(184)	(43)	(257)	(232)
Other operating income (expense), net	(69)	63	(58)	76
Depreciation and amortization	(15)	(32)	(38)	(36)
Total costs and expenses	(1,840)	(6,086)	(3,577)	(13,133)
Loss from operations	(1,840)	(1,113)	(3,577)	(3,943)
Other income (expense):
Interest and other income (expense), net	6	(7)	21	(5)
Gain (loss) on foreign currency transactions	(69)	87	(94)	105
Total other income (expense)	(63)	80	(73)	100
Loss from operations before income taxes and discontinued operations	(1,903)	(1,033)	(3,650)	(3,843)
Income taxes (Note 13)	—	—	—	—
Loss from continuing operations	(1,903)	(1,033)	(3,650)	(3,843)
Loss from discontinued operations, net of taxes (Note 3)	(844)	(455)	(3,662)	(911)
Net loss	$(2,747)	$(1,488)	$(7,312)	$(4,754)

Net loss per common share - basic (1)
Continuing operations	$(0.13)	$(0.15)	$(0.25)	$(0.55)
Discontinued operations	(0.06)	(0.06)	(0.26)	(0.13)
Net loss per common share - basic (1)	$(0.19)	$(0.21)	$(0.51)	$(0.68)

Weighted-average shares outstanding - basic (2)	14,596,928	7,115,363	14,391,575	7,003,110

(1) Reflects the one-for-25 reverse stock split that became effective June 9, 2023. Refer to Note 1, Basis of Preparation of Financial Statements and Nature of Operations.

(2) Potentially dilutive shares have not been included for loss periods because to do so would be anti-dilutive. Potentially dilutive shares at June 30, 2024, consist of 1,050,409 equivalent shares related to stock compensation and 10,819,742 equivalent shares related to warrants outstanding. Potentially dilutive shares at June 30, 2023, consist of 428,538 equivalent shares related to stock compensation and 2,457,329 equivalent shares related to warrants outstanding. See Note 14 for a discussion of stock-based compensation and warrants.

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Cash flows from operating activities:
Net loss	$(7,312)	$(4,754)
Loss from discontinued operations	3,662	911
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38	36
Loss on trading securities	11	9
Loss (gain) on sale of assets	47	(14)
Stock-based compensation	257	232
Changes in operating assets and liabilities:
Accounts receivable	(56)	161
Inventories, net	—	18
Value added tax receivable, net	2,863	(1,451)
Prepaid expenses and other assets	237	(97)
Right-of-use assets	49	149
Accounts payable and other accrued liabilities	(826)	1,239
Deferred revenue	373	—
Other current liabilities	(396)	(349)
Asset retirement and reclamation liabilities	(1)	136
Other long-term liabilities	(12)	(53)
Net cash used in operating activities - continuing operations	(1,066)	(3,827)
Net cash used in operating activities - discontinued operations	(3,755)	(472)
Net cash used in operating activities	(4,821)	(4,299)
Cash flows from investing activities:
Proceeds from sale of assets	40	18
Acquisitions of property, plant and equipment	(28)	—
Net cash provided by investing activities - continuing operations	12	18
Net cash provided by investing activities - discontinued operations	2,500	8
Net cash provided by investing activities	2,512	26
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	3,694
Common stock shares relinquished to pay taxes	(19)	—
Net cash (used in) provided by financing activities - continuing operations	(19)	3,694
Net cash (used in) provided by financing activities - discontinued operations	—	—
Net cash (used in) provided by financing activities	(19)	3,694
Net decrease in cash and cash equivalents	(2,328)	(579)
Cash and cash equivalents, beginning of period	3,766	3,972
Cash and cash equivalents, end of period	$1,438	$3,393

Supplemental disclosure:
Interest paid	$11	$12
Income taxes paid	$—	$—

Supplemental disclosure of non-cash transactions:
Deferred equity offering costs amortized	$—	$44

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Expressed in United States dollars)

(Unaudited)

			Additional
	Common Stock (1)		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity (Deficit)

	(in thousands except share data)
Balance, December 31, 2022	6,836,735	$68	$544,372	$(537,960)	$6,480
Stock compensation accrued (Note 14)	—	—	189	—	189
Shares issued under the at-the-market offering agreement, net (Note 14)	109,999	1	677	—	678
Net loss	—	—	—	(3,266)	(3,266)
Balance, March 31, 2023	6,946,734	$69	$545,238	$(541,226)	$4,081
Stock compensation accrued (Note 14)	—	—	43	—	43
Shares issued under the at-the-market offering agreement, net (Note 14)	198,931	2	1,115	—	1,117
Offering and private placement transaction (Note 14)	790,000	8	1,847	—	1,855
Net loss	—	—	—	(1,488)	(1,488)
Balance, June 30, 2023	7,935,665	$79	$548,243	$(542,714)	$5,608

Balance, December 31, 2023	14,084,680	$141	$552,160	$(547,188)	$5,113
Stock compensation accrued (Note 14)	(1,067)	—	73	—	73
Warrants exercised (Note 14)	488,572	5	(5)	—	—
Net loss	—	—	—	(4,565)	(4,565)
Balance, March 31, 2024	14,572,185	$146	$552,228	$(551,753)	$621
Stock compensation accrued (Note 14)	—	—	184	—	184
KELTIP and RSU shares issued net of shares relinquished to cover withholding taxes (Note 14)	433,370	4	(23)	—	(19)
Net loss	—	—	—	(2,747)	(2,747)
Balance, June 30, 2024	15,005,555	$150	$552,389	$(554,500)	$(1,961)

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

(Unaudited)

1.	Basis of Preparation of Financial Statements and Nature of Operations

Golden Minerals Company (the “Company” “we” “our” or “us”), a Delaware corporation, has prepared these unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements do not include all disclosures required by GAAP for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation. Certain prior period amounts may have been reclassified to conform to current classifications. Interim results are not necessarily indicative of results for a full year; accordingly, these interim condensed consolidated financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 19, 2024 (the “2023 Annual Report”).

The Company is a mining company, holding a 100% interest in the Rodeo property in Durango State, Mexico (the “Rodeo Property”), a 100% interest in the Velardeña oxide processing plant and related water wells in the state of Durango, Mexico (the “Velardeña Properties”) which are subject to a purchase agreement with a private Mexican entity (see Note 2), a 100% interest in the El Quevar advanced exploration property in the province of Salta, Argentina (see Note 8), and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Mexico, Argentina and Nevada. The Velardeña Properties, the Yoquivo exploration property in Mexico and the El Quevar advanced exploration property are the Company’s only material properties.

We concluded mining operations at the Rodeo Property in June 2023. We commenced mining activities at the Velardeña Properties in December 2023; however, mining operations were shut down in February 2024 because the initial performance of the mine and processing plant did not achieve the expected results. The Company continued to process material at the sulfide plant through the end of March, 2024 at which time the plant was also shut down. The Company previously announced the execution of certain asset purchase and sale agreements with a privately held Mexican company. Pursuant to the terms of the sale agreements, the Company agreed to sell certain mining concessions, equipment, land parcels and other assets in exchange for an aggregate purchase price of $5.5 million in cash, plus VAT. There were four separate sales agreements. The first three sales agreements which include the combined sales of the Velardeña and Chicago mines, the sulfide processing plant and various related equipment were completed on June 20, 2024, and the titles to the assets were transferred to the Buyer.  The fourth agreement covers the oxide plant and water wells, and the Buyer agreed to complete total payments of $3.0 million plus VAT on July 1, 2024. The Buyer has made payments of $373,000 through June 30, 2024 and is currently in default (see Note 19). The Buyer has operational control of the plant, and we are no longer operating the oxide plant. We do not know whether or when the Buyer will make the remaining payments due on the oxide plant.  We are negotiating an extension of the agreement which would allow for the transfer of title of the oxide plant to the Buyer and the Company would hold a mortgage to secure the payment. The Velardeña Oxide plant is being held for sale until the fourth agreement is completed. We hold other exploration properties, including the Yoquivo exploration property in Mexico and our El Quevar advanced exploration property in Argentina and are actively seeking sales of both of them. We also hold an additional portfolio of approximately 11 properties located in Mexico, Nevada and Argentina.

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

2.	Liquidity, Capital Resources and Going Concern

We do not currently have sufficient resources to meet our expected cash needs during the twelve months ended June 30, 2025. At June 30, 2024, we had current assets of approximately $2.5 million, including cash and cash equivalents of approximately $1.4 million. On the same date, we had accounts payable and other current liabilities of approximately $4.8 million. Because we have ceased mining at the Velardeña mine, our only near-term opportunity to generate cash flow is from the sale of assets and equity or other external financings. As of August 9, 2024 we have cash and cash equivalents of approximately $0.7 million. In the absence of additional cash inflows, the Company anticipates that its cash resources will be exhausted in September 2024. The Company is considering bankruptcy filings for several of the Mexican entity subsidiaries. If we are unable to obtain additional cash resources, we will be forced to cease operations and liquidate.

We will require further sources of capital. In order to satisfy the Company’s projected general, administrative, exploration and other expenses through June 30, 2025, we will need approximately $6.0 to $8.0 million in capital inflows. These capital inflows may take the form of asset sales, equity or other external financing activities, collection of the outstanding amount due on the Velardeña sale, or from other sources.

We have previously announced the execution of certain asset purchase and sale agreements with a privately held Mexican company. Pursuant to the terms of the sale agreements, we agreed to sell certain mining concessions, equipment, land parcels and other assets in exchange for an aggregate purchase price of $5.5 million in cash, plus VAT. There are four separate sales agreements. The first three sales agreements which include the combined sales of the Velardeña and Chicago mines, the sulfide processing plant and various related equipment was completed on June 20, 2024 and the titles to the assets were transferred to the Buyer.  The fourth agreement covers the oxide plant and water wells, and the Buyer agreed to complete total payments of $3.0 million plus VAT on July 1, 2024. The Buyer has made payments of approximately $373,000 through June 30, 2024 (see Note 19) and is currently in default. The Buyer has operational control of the plant, and we are no longer operating the oxide plant. We do not know whether or when the Buyer will make the remaining payments due on the oxide plant. We are negotiating an extension of the agreement which would allow for the transfer of title of the oxide plant to the Buyer and the Company would hold a mortgage to secure the payment. The collection of the amount due from the oxide plant sale may satisfy a portion of our projected capital needs over the next twelve months.

As of June 30, 2024, we had VAT receivable in Mexico of approximately $0.3 million.

The interim condensed consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, as noted above, our continuing operations will be dependent upon our ability to secure sufficient funding to support future operations. The amounts shown as mineral properties in our interim condensed consolidated financial statements are dependent on our ability to sell certain assets of the Company and receive future equity or other financings to continue to fund general administrative, and exploration activities that would lead to profitable mining and processing activities or to generate proceeds from the disposition of mineral exploration properties.

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this Quarterly Report on Form 10-Q is dependent upon its ability to generate sufficient cash flow from the sale of assets, reduction of expenses, collection of VAT accounts receivable from the Mexican government, collection of the amount due from the Buyer for the oxide plant and water wells, and to raise sufficient funds through equity or other external financings or from other sources. In the absence of additional cash inflows, the Company anticipates that its cash resources will be exhausted in September 2024. If we are unable to obtain additional cash resources, we will be forced to cease operations and liquidate. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of this Quarterly Report on Form 10-Q. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities, which might be necessary should the Company not continue as a going concern.

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

In December 2023, the Company restarted operations at the Velardeña Properties. In February 2024, it was determined that the initial performance of both the mine and the processing plant did not achieve the expected results. On February 29, 2024, the Company announced that it elected to discontinue operations at the Velardeña Properties and hold them for sale. Since that date, the Company has primarily focused on shutting down the Velardeña Properties and holding them for short-term sale as evaluations are performed to research options to realize maximum value from the Company’s remaining assets.

As previously disclosed in an SEC filing on form 8-K, the Company has entered into certain sales agreements to sell the Velardeña and Chicago mines, both oxide and sulfide processing plants and related equipment of the Velardeña Properties. The terms of the sales agreement include completion and final payment of the sale by July 1, 2024. The sales agreements relating to the mines, the sulfide plant and related equipment are complete. The Company received the required payments and titles to the assets have been transferred to the Buyer. The agreement relating to the oxide plant and water wells has not closed, and the Buyer is in default. In accordance with ASC 360, the Company recorded an asset impairment expense of $411,000 in order to write down the remaining book value of the oxide plant and water wells to the salvage value which is equal to the amount of deposits received through June 30, 2024 from the Buyer of $373,000 (see Note 19).

The following table summarizes the major line items for the Velardeña Properties that are included in Loss from discontinued operations, net of taxes in the interim Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Sale of metals	$87	$—	$1,312	$—
Cost of metals sold	(2,519)	—	(5,443)	—
Velardeña care and maintenance costs	—	(348)	—	(595)
Reclamation expense	(78)	(74)	(153)	(147)
Asset impairment expense	(411)	—	(411)	—
Other operating income, net	2,396	17	2,637	27
Severance, termination benefits and other operating costs	(319)	—	(1,509)	—
Depreciation and amortization	—	(101)	(95)	(196)
Loss from discontinued operations before income taxes	(844)	(506)	(3,662)	(911)
Income taxes	—	51	—	—
Loss from discontinued operations, net of taxes	$(844)	$(455)	$(3,662)	$(911)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

	June 30,	December 31,
	2024	2023

	(in thousands)
Assets
Inventories, net	$—	$830
Total current assets held for sale	—	830
Property, plant and equipment, net	547	3,032
Total assets held for sale	$547	$3,862

Liabilities
Asset retirement and reclamation liabilities	2,882	3,790
Total liabilities held for sale	$2,882	$3,790

4.	New Accounting Pronouncements

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

Cash and Cash Equivalents

The Company has reported $1.4 million and $3.8 million Cash and cash equivalents on the interim Condensed Consolidated Balance Sheets at June 30, 2024 and at December 31, 2023 respectively. The December 31, 2023 balance included approximately $153,000 that was unavailable for use due to a court order freezing the bank accounts of one of the Company’s subsidiaries in Mexico related to a lawsuit. The restrictions were lifted, and the bank accounts were unfrozen during the first quarter of 2024 as the Company reached an agreement to settle the lawsuit for $250,000 (see Notes 16 and 19).

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

6.	Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2024	2023

	(in thousands)
Prepaid insurance	$435	$319
Recoupable deposits and other	249	602
	$684	$921

7.	Value Added Tax Receivable, Net

At June 30, 2024, the Company recorded a net VAT paid in Mexico of $0.3 million related to the Velardeña Properties and the Rodeo operation, as a recoverable asset, which appears in Value added tax receivable, net on the interim Condensed Consolidated Balance Sheet. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. There is no certainty as to the amount or timing of such payment. At December 31, 2023, the Company had recorded approximately $3.1 million of net VAT receivable. At June 30, 2024 and December 31, 2023, the Company recorded approximately $0.7 million and $0.8 million, respectively, of VAT payable as a reduction to the VAT receivable in Mexico.

The Company has also paid VAT in other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

.

8.	Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	June 30,	December 31,
	2024	2023

	(in thousands)
Exploration properties	$2,418	$2,418
Royalty properties	200	200
Buildings	2,472	2,520
Mining equipment and machinery	1,960	2,089
Other furniture and equipment	924	924
	7,974	8,151
Less: Accumulated depreciation and amortization	(5,282)	(5,362)
	$2,692	$2,789

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

9.	Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	June 30,	December 31,
	2024	2023

	(in thousands)
Accounts payable and accruals	$2,728	$3,586
Accrued employee compensation and benefits	1,345	1,281
Income taxes payable (Note 13)	—	32
	$4,073	$4,899

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

Asset retirement and reclamation liabilities consist of the following:

	June 30,	December 31,
	2024	2023

	(in thousands)
Current asset retirement and reclamation liabilities	$150	$150
Non-current asset retirement and reclamation liabilities	305	306
	$455	$456

Current asset retirement and reclamation liabilities is included in Other current liabilities (see Note 11).

The following table presents the changes in the Company’s asset retirement and reclamation liabilities for the three months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023

	(in thousands)
Balance at January 1,	$456	$456
Changes in estimates, and other	(1)	—
Accretion expense	—	—
Balance at June 30,	$455	$456

11.	Other Liabilities

Other Current Liabilities

The following table sets forth the Company’s other current liabilities:

	June 30,	December 31,
	2024	2023

	(in thousands)
Insurance Premium financing	$156	$269
Operating lease liability	72	105
Litigation accrual (Note 16)	—	250
Current asset retirement and reclamation liabilities	150	150
	$378	$774

Other Long-Term Liabilities

The following table sets forth the Company’s other long-term liabilities:

	June 30,	December 31,
	2024	2023

	(in thousands)
Operating lease liability	$—	$10
Deposits and other	16	18
	$16	$28

12.	Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At June 30, 2024
Assets:
Cash and cash equivalents	$1,438	$—	$—	$1,438
	$1,438	$—	$—	$1,438

At December 31, 2023
Assets:
Cash and cash equivalents	$3,766	$—	$—	$3,766
Short-term investments	11	—	—	11
	$3,777	$—	$—	$3,777

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term investments consist of 200,000 shares of common stock of Fabled and 20,000 shares of Fabled Copper Corp. and are classified within Level 1 of the fair value hierarchy.

At June 30, 2024 and December 31, 2023, the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

13.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”), on a tax jurisdictional basis. In accordance with ASC 740, the interim provision for taxes was calculated by using the estimated annual effective tax rate applied to the year-to-date income or losses on a jurisdictional basis. Although the Company has generated ordinary losses on a year-to-date basis, the Company has projected taxable income by year end in certain tax jurisdictions, for which an annual effective tax rate has been calculated. For both the three and six months ended June 30, 2024, the Company recorded zero income tax expense.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its interim Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, the Company had no deferred tax assets and no deferred tax liability on the interim Condensed Consolidated Balance Sheets due to a valuation allowance offsetting the net deferred tax assets of the Company.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority. Such positions are deemed to be “unrecognized tax benefits,” which require additional disclosure and recognition of a liability within the financial statements. The Company had no unrecognized tax benefits at June 30, 2024 or December 31, 2023.

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

On May 9, 2024, the Company’s shareholders approved an increase to the Company’s authorized shares from 28,000,000 shares to 100,000,000 shares. To effect the increase in authorized shares, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on May 13, 2024.

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

At-the-Market Offering Agreement

During the six months ended June 30, 2024, the Company did not sell any shares of common stock under the At-the-Market-Offering-Agreement Program (“ATM Program”) ATM Program. During the six months ended June 30, 2023, the Company sold an aggregate of 308,930 shares of common stock under the ATM Program at an average price of $6.19 per share of common stock for net proceeds, after commissions and fees, of approximately $1,839,000.

There were no deferred ATM Program costs amortized during the six months ended June 30, 2024. Approximately $45,000 of deferred ATM Program costs were amortized during the six months ended June 30, 2023. At June 30, 2024 and December 31, 2023, there was no remaining balance of deferred ATM Program costs, recorded in Prepaid expenses and other assets on the interim Condensed Consolidated Balance Sheets.

As of June 30, 2024 the ATM Program was no longer in effect as the 2020 Registration Statement filed on Form S-3 filed with SEC on October 1, 2020 expired on October 1, 2023.

Equity Incentive Plans

Restricted Stock Grants

The following table summarizes the status and activity of the Company’s restricted stock grants at June 30, 2024 and 2023, and the changes during the six months then ended:

	Six Months Ended June 30,
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Grants	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	5,800	$8.89	19,800	$10.95
Granted during the period	—	—	—	—
Restrictions lifted during the period	(3,936)	9.75	(11,667)	12.43
Forfeited during the period	(534)	9.75	—	—
Outstanding at end of period	1,330	$6.00	8,133	$8.83

Restricted Stock Units

The following table summarizes the status and activity of the Company’s restricted stock units at June 30, 2024 and 2023, and the changes during the six months then ended:

	Six Months Ended June 30,
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Units	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	272,409	$13.09	232,409	$15.06
Granted during the period	1,100,000	0.41	—	—
Shares issued during the period	(340,000)	1.54	—	—
Forfeited during the period	—	—	—	—
Outstanding at end of period	1,032,409	$3.38	232,409	$15.06

Key Employee Long-Term Incentive Plan

There were 18,000 and 168,000 Key Employee Long Term Incentive Plan (“KELTIP”) Units outstanding at June 30, 2024 and December 31, 2023, respectively. There were 168,000 and 188,000 KELTIP Units outstanding at June 30, 2023 and December 31, 2022, respectively. Under the 2023 Equity Incentive Plan (“the 2023 Plan”), the Company discontinued the KELTIP and will no longer issue KELTIP Units.

For the three and six months ended June 30, 2024, the Company recognized approximately zero and $2,000 respectively of stock compensation expense related to the KELTIP units.

For the three and six months ended June 30, 2023, the Company recognized approximately $75,000 and $36,000 respectively of stock compensation income related to the grants due to KELTIP Units being forfeited upon departure of an officer of the Company.

Stock-Based Compensation

Stock-based compensation expense for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Restricted stock grants	$7	$23	$19	$56
Restricted stock units	177	95	235	212
KELTIP units	—	(75)	3	(36)
	$184	$43	$257	$232

Common Stock Warrants

The following table summarizes the activity of the Company’s common stock warrants for the six months ended June 30, 2024 and June 30, 2023.

	Six Months Ended June 30,
	2024		2023
		Weighted		Weighted
	Number of	Average	Number of	Average
	Underlying	Exercise Price	Underlying	Exercise Price
Common Stock Warrants	Shares	Per Share	Shares	Share
Outstanding at beginning of period	11,308,314	$1.09	392,155	$8.58
Granted during period	—	—	2,065,174	1.31
Exercised during period
November 2023 Pre-Funded Warrants	(488,572)	0.0001	—
Expired during the period	—	—	—
Outstanding at end of period	10,819,742	$1.14	2,457,329	$2.47

The common stock warrants relate to prior registered offerings and private placements of the Company’s stock.

Common stock warrants outstanding as of June 30, 2024 are as follows:

	Number of	Exercise
Common Stock Warrants	Warrants	Price	Expiration Date
July 2019 Series A Warrants	338,155	$8.75	January 17, 2025
April 2020 Series A Warrants	44,000	$0.70	October 22, 2025
April 2020 Series B Warrants	10,000	$6.50	October 22, 2025
June 2023 Warrants	1,427,587	$1.90	December 26, 2028
November 2023 Series A Warrants	6,000,000	$0.70	November 6, 2028
November 2023 Series B Warrants	3,000,000	$0.70	May 6, 2025
	10,819,742

All outstanding common stock warrants are recorded in equity at June 30, 2024 and December 31, 2023, following the guidance established by ASC Topic 815-40. The Company’s common stock warrants allow for potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock. Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these common stock warrants.

15.	Sale of Metals and Related Costs

The Company derived its revenue from the sale of doré, concentrates, and slag. The following table presents the Company’s net sales for each period presented (see Note 3):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Doré sales	$—	$3,426	$—	$7,677
Concentrate sales	—	1,547	—	1,547
Slag and other sales	—	204	—	287
Total revenue	—	5,177	—	9,511
Less: Treatment, refining and shipping costs	—	(204)	—	(321)
Total revenue, net	$—	$4,973	$—	$9,190

16.	Commitments and Contingencies

Unifin Lawsuit

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

The Company and Unifin agreed to settle the dispute in late 2023. An accrued liability was recorded for the settlement amount of $250,000 as of December 31, 2023 and for $113,000 as of March 31, 2024. During the first quarter of 2024, the Court unfroze the Minera William bank accounts, and the bank remitted the funds to Unifin as per the settlement agreement. Subsequent to March 31, 2024, the Company paid Unifin the remaining amount due under the agreement upon settlement. The court published a writ subsequent to March 31, 2024 stating that the parties had complied with the settlement agreement and declared that Unifin has withdrawn the lawsuit against Minera William.

On Thursday June 13, 2024, the Trial Court published the judgment in the commercial oral proceeding initiated by Unifin against Minera William, Procesadora de Minerales de Durango, and Jorge Alberto Samaniego Mota. Since Unifin and Minera William had previously settled the dispute and Unifin desisted or withdrew its action against Minera William, the company was not condemned in the judgment. Procesadora de Minerales de Durango and Jorge Alberto Samaniego Mota were ordered to pay all the amounts claimed by Unifin. However, the judgment states that Minera William, Procesadora de Minerales de Durango, and Jorge Samaniego Mota are jointly and severally liable to Unifin. The Company believes the Judge should not have ruled on whether or not Minera William was jointly and severally liable. Moreover, the Judge did not assess Minera William’s arguments that it was not jointly and severally liable to Unifin. (see Note 19).

Employee Labor Claims

During the three months ended June 30, 2024, a group of employees of some of the Company’s Mexican subsidiaries filed labor claims against the subsidiary companies claiming the companies had not compensated them properly for their termination.  There are currently 12 employees who have filed the claims. A severance accrual has been estimated and recorded in connection with these lawsuits for $525,000.

Supplier Lawsuits

During the three months ended June 30, 2024, four suppliers of some of the Mexican subsidiaries filed lawsuits against the subsidiary companies for non-payment of services rendered. In total, this group of four suppliers is seeking approximately $214,000 and this amount is recorded in accounts payable as of June 30, 2024.

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

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative			Capital
June 30, 2024	Revenue	to Sales	Amortization	Expense	Pre-Tax Loss (Gain)	Total Assets	Expenditures
Mexico Operations	$—	$—	$14	$155	$346		$28
Corporate, Exploration and Other	—	—	1	1,417	1,557		—
Consolidated	$—	$—	$15	$1,572	$1,903		$28

Six Months Ended
June 30, 2024
Mexico Operations	$—	$—	$36	$510	$788	$1,821	$28
Corporate, Exploration and Other	—	—	2	2,714	2,862	4,245	—
Consolidated	$—	$—	$38	$3,224	$3,650	$6,066	$28

Three Months Ended
June 30, 2023
Mexico Operations	$4,973	$3,859	$27	$603	$(535)		$—
Corporate, Exploration and Other	—	—	5	1,612	1,568		—
Consolidated	$4,973	$3,859	$32	$2,215	$1,033		$—

Six Months Ended
June 30, 2023
Mexico Operations	$9,190	$7,905	$27	$1,532	$234	$8,821	$—
Corporate, Exploration and Other	—	—	9	3,504	3,609	6,371	—
Consolidated	$9,190	$7,905	$36	$5,036	$3,843	$15,192	$—

18.	Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services, Lease of Equipment:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of The Sentient Group (“Sentient”). Sentient, through the Sentient executive funds, holds approximately 11% of the Company’s 14.1 million shares of issued and outstanding common stock. The administrative services are provided locally in Mexico by the administrative staff in the Company’s Mexico office. The Company charges Minera Indé $70,000 per quarter for the services (prior to Q2 2024, the Company was charging $45,000 per quarter), which provides reimbursement to the Company for its costs incurred plus a small profit margin. The Company also leases, from time to time, certain nonessential mining equipment to Minera Indé. Amounts received under the arrangement reduce costs incurred for exploration. The Company’s Board of Directors and Audit Committee approved the agreement. For the three months ended June 30, 2024 and 2023, the Company charged Minera Indé approximately $90,000 and $204,000, respectively, for services and the use of equipment, offsetting costs that are recorded in Exploration expense in the interim Condensed Consolidated Statements of Operations.

19.Subsequent Events

Unifin Litigation

Subsequent to June 30, 2024, on July 4, 2024, Minera William challenged the judgment in the commercial proceeding initiated by UNIFIN against Minera William, Procesadora de Minerales de Durango, and Jorge Alberto Samaniego Mota (collectively referred to as the “Defendants”). The judgment declared that the Defendants were jointly and severally liable (obligados solidarios) to UNIFIN, creating a potential risk for Minera William. If Procesadora de Minerales de Durango or Jorge Alberto Samaniego Mota pays UNIFIN, they could demand that Minera William reimburse them for its corresponding share of the debt. The Company does not believe that the judgement should have declared that Minera William was jointly and severally liable. (see Note 16).

Under Mexican law, parties typically challenge such judgments through a direct amparo, as it concludes the proceedings. However, the admissibility of a direct amparo for Minera William was questionable. Once UNIFIN withdrew its action against Minera William, Minera William could have been considered a non-party and thus a third-party stranger to the trial (tercero extraño a juicio). Consequently, Minera William filed both an indirect and a direct amparo claim against the judgment, with the former being the appropriate method for challenging judgments as a third-party stranger to the trial.

On August 7, 2024, Minera William’s direct amparo was admitted by the twelfth Collegiate Circuit Court for Civil Matters in Mexico City under docket 539/2024. UNIFIN now has 15 business days to file an adhesive direct amparo (amparo directo adhesivo) and submit pleadings. Following this, the case will be assigned to one of the three Magistrates, who will have 90 business days to resolve the amparo.

On the other hand, the indirect amparo was initially assigned to the Fourteenth District Court for Civil Matters in Mexico City under docket number 799/2024. On July 9, 2024, the District Court ruled that Minera William was not a third-party stranger to the trial, making the indirect amparo an inappropriate method for challenging the judgment. As a result, the court transferred the docket to a Collegiate Circuit Court to be processed as a direct amparo. The case was then assigned to the Twelfth Collegiate Circuit Court for Civil Matters in Mexico City under docket 522/2024. On August 7, 2024, the Collegiate Court rejected Minera William’s amparo claim 522/2024. The content of the ruling is not yet known, but the claim was likely dismissed because Minera William’s originally filed amparo claim, docket 539/2024, had already been admitted by the same Collegiate Circuit Court. The Company believes that the judgment should not have included Minera William as being jointly and severally liable, and that it is unlikely any future liability will arise from this judgement.

Asset Sale Agreement

Subsequent to June 30, 2024, and in regard to the asset purchase and sale agreement relating to the Velardeña oxide plant and water wells with a privately held Mexican company, on July 1, 2024, the Buyer did not complete the agreed upon payments and is in default of the contract (see Notes 1, 2 and 3). On August 7, 2024, the Buyer made an additional payment of $104,000 bringing the total amounts paid through August 7, 2024 to $477,000, but remains in default. The Company is negotiating an extension of the agreement which would allow for the transfer of title of the oxide plant to the Buyer and the Company would hold a mortgage to secure the payment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law. During the six months ended June 30, 2024, our principal source of revenue was from the sale of gold and silver contained in concentrate from our Velardeña Properties in Durango, Mexico. We also had secondary sources of revenue from tolling material at our oxide plant for a third party and selling the Velardeña assets that are held for sale. We incurred net operating losses for the six months ended June 30, 2024 and 2023.

We restarted mining at our Velardeña Properties in December 2023 and continued through the end of February 2024 when it was determined that the initial performance of both the mine and the plant did not achieve expected results. We processed all the mineralized material that had been mined and shut down the sulfide processing plant at the end of March 2024 and held the Velardeña Properties for short-term sale as we evaluated options to realize value from the assets. As previously disclosed, we entered into certain sales agreements to sell the Velardeña and Chicago mines, both sulfide and oxide processing plants, water wells, and related equipment of the Velardeña Properties to a privately held Mexican company (the “Buyer”) in exchange for an aggregate purchase price of $5.5 million in cash, plus VAT. There were 4 separate sales agreements. The first three sales agreements which include the combined sales of the Velardeña and Chicago mines, the sulfide processing plant and various related equipment were completed on June 20, 2024 and the titles to the assets have been transferred to the Buyer.  The Buyer agreed to pay $3.0 million plus VAT on July 1, 2024, to complete the last sales agreement which covered the oxide processing plant and water wells. The Buyer has made payments of approximately $477,000 through August 7, 2024 and is currently in default. The Buyer has operational control of the plant, and we are no longer operating the oxide plant. We are uncertain as to when or if additional payments will be received. We are negotiating an extension of the agreement which would allow for the transfer of title of the oxide plant to the Buyer and the Company would hold a mortgage to secure the payment. The collection of the amount due from the sale may satisfy a portion of our projected capital needs over the next twelve months (See Note 2 above). We hold other exploration properties, including the Yoquivo exploration property in Mexico and our El Quevar advanced exploration property in Argentina. We also hold an additional portfolio of approximately 11 properties located in Mexico, Nevada and Argentina.

Because we have ceased production at the Velardeña Properties, our only near-term opportunity to generate cash flow is from the sale of assets or new sources of debt or equity capital. We are evaluating alternatives to obtain funds to continue as a going concern, including finalizing the sale of our Velardeña oxide plant, seeking buyers or partners for the Company’s other assets including El Quevar or obtaining equity or other financing. In the absence of additional cash inflows, we anticipate that our cash resources will be exhausted in September 2024. If we are unable to obtain additional resources, we may be forced to cease operations and liquidate.  See “—Liquidity, Capital Resources and Going Concern—2024 Liquidity Forecast and Going Concern Qualification” below.

This discussion should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2023 Annual Report.

2024 Highlights

Velardeña Properties

The Velardeña Properties contain two underground mines. Prior to the recent restart in December 2023, the last time the mines were operated was in late 2015, at which point mining activities were suspended when a combination of low metals prices, mining dilution and metallurgical challenges rendered operations unprofitable. We elected to preserve the asset for future use, and continued to evaluate and test various mining methods and processing alternatives that could enable sustainable profitable operations.

We restarted mining at Velardeña in December 2023. In the first quarter of 2024, we sold just over 2,000 tonnes of concentrate containing approximately 640 ounces of gold and approximately 21,750 ounces of silver. Mill throughput of mined material totaled 5,186 tonnes over the period of operations in February and March 2024. We stopped mining at the end of February when we determined that the initial performance of the mine and the processing plant did not achieve expected results due to operational issues caused by a combination of insufficient experienced miners, issues with ventilation and issues with aging mining equipment at the mine. We stopped processing the mined material at the end of March 2024.

The table below sets forth the key processing and sales statistics for the Velardeña operation for the three months and the six months ended June 30, 2024:

Velardeña Operations Statistics
(in thousands except per unit amounts)

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Tonnes mined[1]	-	14,961
Tonnes processed	-	5,186
Average tonnes per day processed	-	185

Gold sold in concentrate (ounces)	-	639
Silver sold in concentrate (ounces)	-	21,745

Average realized price, before refining and selling costs
Gold (dollar per ounce)	$ -	$ 2,077
Silver (dollar per ounce)	$ -	$ 23.82

[1] Includes all mined material transported to the plant, stockpiled or designated as waste

As noted above, we have entered into sales agreements pursuant to which a third-party has agreed to purchase theVelardeña and Chicago mines, both sulfide and oxide processing plants, water wells, and related equipment of the Velardeña Properties. The first three agreements have closed. The Buyer has made payments on the fouth agreement of approximately $477,000 through August 7, 2024 and is currently in default. The Buyer has operational control of the plant, and we are no longer operating the oxide plant. We are uncertain as to when or if additional payments will be received.

Yoquivo

We hold 100% ownership of the Yoquivo concessions subject to royalty interests between 2% and 3% net smelter return payable on production to third parties and capped at $2.8 million in the aggregate.

With an effective date of February 24, 2023, an initial mineral resource estimate was completed for Yoquivo that estimates an inferred mineral resource of 937,000 tonnes at 570 g/t Ag eq (equivalent ounces are calculated using prices of $1,840/oz Au and $24.00/oz Ag) on five veins that had enough drill density to support mineral resources. Further information regarding this initial mineral resource estimate is included in our 2023 Annual Report. Numerous other veins on the property have yet to be drilled sufficiently to allow estimation of additional resources. Since 2020, exploration and delineation drilling of 16,565 meters in 70 holes has advanced the project to this stage. We are seeking opportunities to sell Yoquivo.

El Quevar

In April 2020, we entered into the Earn-in Agreement with Barrick. For a description of the Earn-In Agreement, see “Our Material Mining Properties—El Quevar” in our 2023 Annual Report. In March 2024, Barrick notified us that it was withdrawing from the Earn-In Agreement. The termination was effective on April 20, 2024 and the El Quevar project reverted back into the full control of Golden Minerals. We are seeking to sell or find a partner for El Quevar.

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

Information regarding the drilling completed to date is included in our 2023 Annual Report.

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

Financial Results of Operations

For the results of operations discussed below, we compare the results from operations for the three months ended June 30, 2024, to the three months ended June 30, 2023. The operating activities for the three-month period ended June 30, 2024 were related to the Oxide Plant of the Velardeña Properties which processed mineralized material for a third party. Due to the discontinuation of the mining and sulfide processing operations of the Velardeña Properties at the end of March 2024, the Velardeña properties are classified as assets held for short-term sale, and therefore, in the interim condensed consolidated financial statements for the period ended June 30, 2024, the asset values, revenues and expenditures of these discontinued operations have been presented as Assets Held for Sale, Liabilities Held for Sale, and Discontinued Operations (see Note 3 above). The revenues and costs discussed below are the amounts recorded prior to the reclassification of those items to Assets Held for Sale and Discontinued Operations in the interim condensed consolidated financial statements.

Three Months Ended June 30, 2024

Revenue from the sale of metals. All revenue received in the three months ended June 30, 2024 was generated by the Velardeña properties.  The Velardeña operations did not produce concentrate during the three months ended June 30, 2024, but revenue was recorded on several of the concentrate shipments completed earlier in 2024 that were finalized during the three months ended June 30, 2024. During the three months ended June 30, 2023, the Rodeo operations sold mainly doré. We also sold slag remaining from previous doré sales and doré production at Plant 2, and some concentrates produced from material previously stockpiled when test mining at the Velardeña mine.

●	Concentrate Sales – We recorded $0.1 million of revenue in the three months ended June 30, 2024 from the settlement of previously shipped gold-rich pyrite concentrate, silver-rich lead concentrate and zinc concentrate. We recorded $1.2 million in the three months ended June 30, 2023 from the sale of 656 tonnes of gold-rich pyrite concentrate, 118 tonnes of silver-rich lead concentrate and 63 tonnes of zinc concentrate that were produced from mineralized material which had been mined in 2022 as part of the test mining to analyze the potential restart of the Velardeña Properties.

●	Doré Sales - We recorded no revenue related to gold and silver in doré for the three months ended June 30, 2024, and $3.5 million for the three months ended June 30, 2023.

●	Slag and Other Sales – We recorded a nominal amount in revenue related to the gold and silver in precipitate during the three months ended June 30, 2024. We recorded approximately $0.2 million in revenue related to the gold and silver in slag that was sold to a refiner in the United States in the three months ended June 30, 2023.

Cost of metals sold. For the three months ended June 30, 2024 and 2023, we recorded $2.5 million and $3.9 million of cost of metals sold, respectively. Lower costs in 2024 compared to 2023 were due primarily to zero mining costs as mining was discontinued at the end of February 2024, and lower processing costs because the sulfide plant discontinued operations at the end of March 2024.

Exploration expense. Our exploration expense, including property holding costs and allocated administrative expenses, totaled $0.3 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively. The lower exploration expense for 2024 is primarily related to less activity in 2024 due to the cash constraints of the Company.

Velardeña care and maintenance costs. We recorded no expenses related to care and maintenance at our Velardeña Properties for the three-month period ended June 30, 2024 as the Velardeña Properties were operating during that period and are now being held for short-term sale. We recorded $0.3 million related to care and maintenance for the three-month period ended June 30, 2023, respectively, for expenses related to care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.

El Quevar project expense. We incurred $0.2 million and $0.2 million for the three-month periods ended June 30, 2024 and 2023, respectively, related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. During the three months ended June 30, 2024 and 2023, approximately $0.0 million and $0.1 million, respectively, of costs actually incurred were offset by reimbursements from Barrick.

Administrative expense. Administrative expenses totaled $1.1 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Yoquivo Property, Rodeo Property, Velardeña Properties, El Quevar project and our exploration portfolio.

Stock-based compensation. During the three months ended June 30, 2024 and 2023, we incurred approximately $0.2 million and $0.0 million, respectively, of expense related to stock-based compensation. Stock-based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the three months ended June 30, 2024 and 2023, we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña and Rodeo properties.

Other operating income (loss), net. We recorded $2.1 million of net other operating income for the three months ended June 30, 2024 primarily related to the sale of the Velardeña mine, sulfide plant and related equipment in connection with the cessation of operations at the Velardeña Properties. In June, the underlying value of the Velardeña oxide plant and water wells was written down to its salvage amount which is equal to the amount of the deposits received from the Buyer through June 30, 2024 on the sale of the oxide processing plant and water wells and is recorded in current liabilities as deferred revenue (see Note 3 above).  For the three months ended June 30, 2023, we recorded $0.1 million of net other operating income.

Depreciation, depletion and amortization. During each of the three months ended June 30, 2024 and 2023, we incurred depreciation, depletion and amortization expense of approximately $0.1 million.

Interest and other expense, net. We recorded a nominal amount of interest and other expense, net for each of the three months ended June 30, 2024 and 2023.

(Loss) gain on foreign currency losses. During the three months ended June 30, 2024, we recorded $0.1 million of foreign exchange losses. During the three months ended June 30, 2023, we recorded a nominal amount of foreign exchange gains. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary transactions incurred by our foreign subsidiaries that are denominated in currencies other than U.S. dollars.

Income taxes. We recorded a zero tax expense for the three months ended June 30, 2024. We recorded a $51,000 income tax benefit for the three months ended June 30, 2023.

Six Months Ended June 30, 2024

Revenue from the sale of metals. During the six months ended June 30, 2024, all revenue was generated from the Velardeña properties.  The Velardeña operations produced three types of concentrate, and also generated revenue from slag sales. During the six months ended June 30, 2023, the Rodeo operations sold mainly doré. We also sold slag remaining from previous doré sales and doré production at Plant 2.

●	Concentrate Sales – We recorded $1.3 million in the six months ended June 30, 2024 from the sale of gold-rich pyrite concentrate, silver-rich lead concentrate and zinc concentrate. We recorded $1.2 million from the sales of concentrate in the six months ended June 30, 2023.

●	Doré Sales - We recorded no revenue related to gold and silver in doré for the six months ended June 30, 2024, and $7.8 million for the six months ended June 30, 2023.

●	Slag and Other Sales – We recorded approximately $30,000 in revenue related to the gold and silver in precipitate during the six months ended June 30, 2024. We recorded approximately $0.2 million in revenue related to the gold and silver in slag that was sold to a refiner in the United States in the six months ended June 30, 2023. The revenue in 2024 was generated from scrap and trace material removed from Plant I during the clean out process following the cessation of operations in 2024.

Cost of metals sold. For the six months ended June 30, 2024 and 2023, we recorded $5.4 million and $7.9 million of cost of metals sold, respectively. Lower costs in 2024 compared to 2023 were due primarily to lower mining costs as mining was discontinued at the end of February 2024, and lower processing costs, as the processing of sulfide material was discontinued at the end of March 2024.

Exploration expense. Our exploration expense, including property holding costs and allocated administrative expenses, totaled $0.8 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively. The lower exploration expense for 2024 is primarily related to less activity in 2024 due to the cash constraints of the Company.

Velardeña care and maintenance costs. We recorded no expenses related to care and maintenance at our Velardeña Properties for the six-month period ended June 30, 2024 as the Velardeña Properties were operating during that period and are now being held for short-term sale. We recorded $0.6 million related to care and maintenance for the six-month period ended June 30, 2023, respectively, for expenses related to care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.

El Quevar project expense. We recorded $0.3 million for each of the six months ended June 30, 2024 and June 30, 2023.  During the six months ended June 30, 2024 and 2023, approximately $0.0 million and $0.0 million, respectively, of costs actually incurred were offset by reimbursements from Barrick.

Administrative expense. Administrative expenses totaled $2.1 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Yoquivo Property, Rodeo Property, Velardeña Properties, El Quevar project and our exploration portfolio.

Stock-based compensation. During the six months ended June 30, 2024 and 2023, we incurred approximately $0.3 million and $0.2 million, respectively, of expense related to stock-based compensation. Stock-based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During the six months ended June 30, 2024, we incurred approximately $0.2 million of reclamation expense, during the six months ended June 30, 2024, we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña and Rodeo properties.

Other operating income (loss), net. We recorded net operating income of $1.1 million for the six months ended June 30, 2024 primarily related to the sale of certain Velardeña assets offset by severance expenses paid to and accrued for employees who were terminated during the six months ended June 30, 2024 in connection with the cessation of operations at the Velardeña Properties. In June, the underlying value of the Velardeña oxide plant was written down to its salvage amount which is equal to the amount of the deposits received from the Buyer on the sale of the oxide processing plant through June 30, 2024 and is recorded in current liabilities as deferred revenue (see Note 3 above). For the six months ended June 30, 2023, we recorded $0.1 million of net other operating income.

Depreciation, depletion and amortization. During each of the six months ended June 30, 2024 and 2023, we incurred depreciation, depletion and amortization expense of approximately $0.2 million.

Interest and other expense, net. We recorded a nominal amount of interest and other expense, net for each of the six months ended June 30, 2024 and 2023.

(Loss) gain on foreign currency losses. During the six months ended June 30, 2024, we recorded $0.1 million of foreign exchange losses. During the six months ended June 30, 2023, we recorded $0.1 million of foreign exchange gains. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary transactions incurred by our foreign subsidiaries that are denominated in currencies other than U.S. dollars.

Income taxes. We recorded a zero tax expense for the six months ended June 30, 2024. We recorded less than $1,000 of tax expense for the six months ended June 30, 2023.

Liquidity, Capital Resources and Going Concern

2024 Liquidity Forecast and Going Concern Qualification

We do not currently have sufficient resources to meet our expected cash needs during the twelve months ended June 30, 2025. At June 30, 2024, we had current assets of approximately $2.5 million, including cash and cash equivalents of approximately $1.4 million. On the same date, we had accounts payable and other current liabilities of approximately $4.8 million. Because we have ceased mining at the Velardeña mine, our only near-term opportunity to generate cash flow is from the sale of assets and equity or other external financings. As of August 9, 2024, we have cash and cash equivalents of approximately $0.7 million. In the absence of additional cash inflows, the Company anticipates that its cash resources will be exhausted in September 2024. The Company is considering bankruptcy filings for several of the its subsidiaries in Mexico. If we are unable to obtain additional cash resources, we will be forced to cease operations and liquidate.

We will require further sources of capital. In order to satisfy the Company’s projected general, administrative, exploration and other expenses through June 30, 2025, we will need approximately $6.0 to $8.0 million in capital inflows. These capital inflows may take the form of asset sales, equity or other external financing activities, collection of the amount due from the Velardeña sale, or from other sources.

We have previously announced the execution of certain asset purchase and sale agreements with a privately held Mexican company. Pursuant to the terms of the sale agreements, we agreed to sell certain mining concessions, equipment, land parcels and other assets in exchange for an aggregate purchase price of $5.5 million in cash, plus VAT. There are four separate sales agreements. The first three sales agreements which include the combined sales of the Velardeña and Chicago mines, the sulfide processing plant and various related equipment were completed on June 20, 2024 and the titles to the assets were transferred to the Buyer.  The fourth agreement covers the oxide plant and water wells, and the Buyer agreed to complete total payments of $3.0 million plus VAT on July 1, 2024. The Buyer has made payments of $477,000 through August 8, 2024 (see Note 19 above) and is currently in default. The Buyer has operational control of the plant, and we are no longer operating the oxide plant. The closing of the last sale may satisfy a portion of our projected capital needs over the next twelve months.

As of June 30, 2024, we had VAT receivable in Mexico of approximately $0.3 million. Although we believe it is likely we will receive some portion of this receivable, there is no certainty as to the timing and amount of such payment.

The interim condensed consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, as noted above, our continuing operations will be dependent upon our ability to secure sufficient funding to support future operations. The amounts shown as mineral properties in our interim condensed consolidated financial statements are dependent on our ability to sell certain assets of the Company and receive future equity or other financings to continue to fund general administrative, and exploration activities that would lead to additional profitable mining and processing activities or to generate proceeds from the disposition of mineral exploration properties.

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this Quarterly Report on Form 10-Q is dependent upon its ability to generate sufficient cash flow from the sale of assets, reduction of expenses, collection of the amount due from the Buyer for the oxide plant and water wells, collection of VAT accounts receivable from the Mexican government, and to raise sufficient funds through equity or other financings or from other sources. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of this Quarterly Report on Form 10-Q. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities, which might be necessary should the Company not continue as a going concern.

2024 Liquidity Discussion

At June 30, 2024, our aggregate cash and cash equivalents totaled $1.4 million, compared to the $3.8 million in similar assets held at December 31, 2023. The June 30, 2024 decrease is the result of the following expenditures and cash inflows for the six months ended June 30, 2024. Expenditures totaled $8.3 million from the following:

●	$5.1 million from the loss on discontinued Velardeña operations, which includes, $4.1 million of loss from operations, and $1.0 million of severance payments made to employees who were terminated during the six months ended June 30, 2024;

●	$2.1 million in general and administrative expenses;

●	$0.8 million in exploration expenditures;

●	$0.3 million in care and maintenance costs at the El Quevar project, net of zero reimbursements from Barrick; and

The above expenditures were partially offset by cash inflows of $5.9 million from the following:

●	$2.6 million from the collection of VAT receivables from the Mexican Government;

●	$2.5 million of proceeds received from the sale of the Velardeña Property assets; and

●	$0.8 million of other working capital changes

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the second quarter of 2024 that would affect the Company or have a material impact on its consolidated financial position or results of operations.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. These statements include comments relating to: (i) our anticipated near-term capital needs, and potential sources of capital; (ii) our plans for, and timing of, the sale of our Velardeña oxide plant and water wells, (iii) our plans to sell tax credits held in our Mexican operating companies; (iv) our plans of seeking a sale of the El Quevar project; (v) information regarding the Yoquivo property, including the estimates included in our initial mineral resource study, our future evaluation and drilling plans, information gained from drilling activities, and exploration activities and seeking a sale of the Yoquivo property; (vi) expectations pertaining to the recovery of VAT refunds from the Mexican government; (vii) projected funding and spending for the twelve months ending June 30, 2025; and (viii) statements concerning our financial condition, business strategies and business and legal risks and our financial outlook for 2024, including anticipated expenditures and cash inflows during the year.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “believe,” “will,” “project,” “should,” “could,” “believe” and similar expressions (including negative and grammatical variations) to identify forward-looking statements. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

●	Whether our proposed sale of the Velardeña oxide plant and water wells is consummated;

●	whether we are able to sell the El Quevar project or the Yoquivo property;

●	whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all;

●	higher than anticipated care and maintenance costs in Mexico or at El Quevar in Argentina;

●	decreases in silver and gold prices;

●	risks related to our exploration properties, including unfavorable results from exploration and whether we will be able to advance our exploration properties;

●	whether we will be able begin to mine and sell minerals successfully or profitably at any of our current properties at current or future silver and gold prices and achieve our objective of becoming a mid-tier mining company;

●	potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;

●	our ability to retain key management and mining personnel necessary to successfully operate and grow our business;

●	economic and political events negatively affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;

●	political and economic instability in Mexico, Argentina, and other countries in which we conduct our business, and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;

●	volatility in the market price of our common stock; and

●	the factors discussed under “Risk Factors” in our 2023 Annual Report.

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

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first six months of 2024, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

The Company and Unifin agreed to settle the dispute in late 2023. During the first quarter of 2024, the Court unfroze the Minera William bank accounts, and the bank remitted the funds to Unifin as per the settlement agreement. Subsequent to March 31, 2024, the Company paid Unifin the remaining amount of the $250,000 agreed upon in the settlement. On April 30, 2024, the Court published a writ stating that the parties complied with the settlement agreement and declared that Unifin has withdrawn the lawsuit against Minera William.

On July 4, 2024, Minera William challenged the judgment in the commercial proceeding initiated by UNIFIN against Minera William, Procesadora de Minerales de Durango, and Jorge Alberto Samaniego Mota (collectively referred to as the “Defendants”). The judgment declared that the Defendants were jointly and severally liable (obligados solidarios) to UNIFIN, creating a potential risk for Minera William. If Procesadora de Minerales de Durango or Jorge Alberto Samaniego Mota pays UNIFIN, they could demand that Minera William reimburse them for its corresponding share of the debt.

Under Mexican law, parties typically challenge such judgments through a direct amparo, as it concludes the proceedings. However, the admissibility of a direct amparo for Minera William was questionable. Once UNIFIN withdrew its action against Minera William, Minera William could have been considered a non-party and thus a third-party stranger to the trial (tercero extraño a juicio). Consequently, Minera William filed both an indirect and a direct amparo claim against the judgment, with the former being the appropriate method for challenging judgments as a third-party stranger to the trial.

On August 7, 2024, Minera William’s direct amparo was admitted by the twelfth Collegiate Circuit Court for Civil Matters in Mexico City under docket 539/2024. UNIFIN now has 15 business days to file an adhesive direct amparo (amparo directo adhesivo) and submit pleadings. Following this, the case will be assigned to one of the three Magistrates, who will have 90 business days to resolve the amparo.

On the other hand, the indirect amparo was initially assigned to the Fourteenth District Court for Civil Matters in Mexico City under docket number 799/2024. On July 9, 2024, the District Court ruled that Minera William was not a third-party stranger to the trial, making the indirect amparo an inappropriate method for challenging the judgment. As a result, the court transferred the docket to a Collegiate Circuit Court to be processed as a direct amparo. The case was then assigned to the Twelfth Collegiate Circuit Court for Civil Matters in Mexico City under docket 522/2024. On August 7, 2024, the Collegiate Court rejected Minera William’s amparo claim 522/2024. The content of the ruling is not yet known, but the claim was likely dismissed because Minera William’s originally filed amparo claim, docket 539/2024, had already been admitted by the same Collegiate Circuit Court.

Employee Labor Claims

During the three months ended June 30, 2024, a group of employees of some of the Company’s Mexican subsidiaries, filed labor claims against the subsidiary companies claiming the companies had not compensated them properly for their termination.  There are currently 12 employees who have filed labor claims. A severance accrual has been estimated and recorded in connection with these lawsuits for $525K.

Supplier Lawsuits

During the three months ended June 30, 2024, four suppliers of some of the Company’s subsidiaries in Mexico filed lawsuits against the subsidiary companies for non-payment of services rendered. In total, this group of four suppliers is seeking approximately $214K and this amount is recorded in accounts payable as of June 30, 2024.

Item 1A.	Risk Factors

Other than the risk factors set out below, the risk factors for the six months ended June 30, 2024, are substantially the same as those set forth in Part I, Item 1A of our 2023 Annual Report and in our prior quarterly reports on Form 10-Q.

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

3.6

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Golden Mineral Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 14, 2024)

3.7	Amended and Restated Bylaws of Golden Minerals Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023).
4.1	Form of Series A Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2019).
4.2	Form of Series B Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 19, 2019).
4.3	Form of Series A Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020).
4.4	Form of Series B Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2020).
4.5	Form of Common Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2023).
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 29, 2023).
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current report on Form 8-K filed on November 9, 2023
4.8	Form of Series A Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2023).
4.9	Form of Series B Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 9, 2023).
10.1	Amendment to the Golden Minerals Company 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2024).
10.2	Second Amendment to the Golden Minerals Company 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 20, 2024).
10.3

Separation Agreement, dated as of June 16, 2024, between Golden Minerals Company and Warren Rehn (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2024).

10.4

Consulting Agreement, effective as of June 17, 2024, between Golden Minerals Company and Warren Rehn (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 20, 2024).

10.5	Mineral William Plant 2 Asset Contract.*+
10.6	Mineral William Mine Transfer of Mining Rights Contract.*#+
10.7	Purchase and Sale Contract with Reservation of Ownership of Minera Labri Plant I Assets.*+
10.8	Purchase and Sale Contract with Reservation of Ownership of Minera William Mining Equipment.*+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Filed herewith

** Furnished herewith

# Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+ Certain portions of this exhibit have been omitted pursuant to Regulation S-K, Item (601)(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MINERALS COMPANY

Date:	August 14, 2024	By:	/s/ Pablo Castaños
Pablo Castaños
President and Chief Executive Officer

Date:	August 14, 2024	By:	/s/ Julie Z. Weedman
Julie Z. Weedman
Senior Vice President and Chief Financial Officer