Form 10-Q
period 2024-09-30
Golden Minerals Co
filed 2024-11-19
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024.

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

At November 15, 2024, 15,053,048 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	September 30,	December 31,
	2024	2023

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 5)	$1,777	$3,766
Short-term investments	—	11
Accounts receivable	7	51
Value added tax receivable, net (Note 7)	239	3,135
Prepaid expenses and other assets (Note 6)	504	921
Current assets held for sale (Note 3)	—	830
Total current assets	2,527	8,714
Property, plant and equipment, net (Note 8)	387	443
Investments	265	265
Right-of-use assets	35	110
Assets held for sale (Note 3)	2,889	5,378
Total assets	$6,103	$14,910

Liabilities and equity (deficit)
Current liabilities
Accounts payable and other accrued liabilities (Note 9)	$3,272	$4,899
Other current liabilities (Note 11)	251	774
Current liabilities held for sale (Note 3)	1,016	—
Total current liabilities	4,539	5,673
Asset retirement and reclamation liabilities (Note 10)	305	296
Other long-term liabilities (Note 11)	—	28
Liabilities held for sale (Note 3)	2,941	3,800
Total liabilities	7,785	9,797

Commitments and contingencies (Note 16)

Equity (deficit) (Note 14)
Common stock, $.01 par value, 100,000,000 shares authorized; 15,053,048 and 14,084,680 shares issued and outstanding, respectively (1)	150	141
Additional paid-in capital	552,469	552,160
Accumulated deficit	(554,301)	(547,188)
Shareholders’ equity (deficit)	(1,682)	5,113
Total liabilities and equity (deficit)	$6,103	$14,910

(1) Reflects the one-for-25 reverse stock split that became effective June 9, 2023. Refer to Note 1, Basis of Preparation of Financial Statements and Nature of Operations.

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands except per share data)		(in thousands, except per share data)
Revenue:
Sale of metals (Note 15)	$—	$2,512	$—	$11,702
Total revenue	—	2,512	—	11,702
Costs and expenses:
Cost of metals sold (exclusive of depreciation shown below) (Note 15)	—	(3,320)	—	(11,225)
Exploration expense	(377)	(726)	(1,164)	(2,898)
Administrative expense	(815)	(1,111)	(2,961)	(3,658)
Stock-based compensation	(80)	(92)	(337)	(324)
Other operating income, net	697	428	639	505
Depreciation and amortization	(7)	(44)	(44)	(73)
Total costs and expenses	(582)	(4,865)	(3,867)	(17,673)
Loss from operations	(582)	(2,353)	(3,867)	(5,971)
Other income (expense):
Interest and other income (expense), net	7	18	28	13
Gain (loss) on foreign currency transactions	24	(14)	(69)	91
Litigation settlement (Note 16)		(250)	—	(250)
Total other income (expense)	31	(246)	(41)	(146)
Loss from operations before income taxes and discontinued operations	(551)	(2,599)	(3,908)	(6,117)
Income taxes (Note 13)	—	—	—	—
Loss from continuing operations	(551)	(2,599)	(3,908)	(6,117)
Gain (loss) from discontinued operations, net of taxes (Note 3)	750	(578)	(3,205)	(1,814)
Net gain (loss)	$199	$(3,177)	$(7,113)	$(7,931)

Net gain (loss) per common share - basic (1)
Continuing operations	$(0.04)	$(0.31)	$(0.27)	$(0.82)
Discontinued operations	0.05	(0.07)	(0.22)	(0.24)
Net gain (loss) per common share - basic (1)	$0.01	$(0.38)	$(0.49)	$(1.06)

Weighted-average shares outstanding - basic (2)	15,035,259	8,378,001	14,607,703	7,466,444

(1) Reflects the one-for-25 reverse stock split that became effective June 9, 2023. Refer to Note 1, Basis of Preparation of Financial Statements and Nature of Operations.

(2) Potentially dilutive shares have not been included for loss periods because to do so would be anti-dilutive. Potentially dilutive shares at September 30, 2024, consist of 1,070,079 equivalent shares related to stock compensation and 10,819,742 equivalent shares related to outstanding warrants. Potentially dilutive shares at September 30, 2023, consist of 408,545 equivalent shares related to stock compensation and 1,819,742 equivalent shares related to outstanding warrants. See Note 14 for a discussion of stock-based compensation and warrants.

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Cash flows from operating activities:
Net loss	$(7,113)	$(7,931)
Loss from discontinued operations	3,205	1,814
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44	73
Loss on trading securities	11	9
Gain on sale of assets	(100)	(20)
Stock-based compensation	337	324
Changes in operating assets and liabilities:
Accounts receivable	44	211
Inventories, net	—	809
Value added tax receivable, net	2,896	(1,679)
Prepaid expenses and other assets	417	(10)
Right-of-use assets	75	192
Accounts payable and other accrued liabilities	(1,627)	1,327
Other current liabilities	(523)	(228)
Asset retirement and reclamation liabilities	9	150
Other long-term liabilities	(28)	(82)
Net cash used in operating activities - continuing operations	(2,353)	(5,041)
Net cash used in operating activities - discontinued operations	(3,245)	(1,516)
Net cash used in operating activities	(5,598)	(6,557)
Cash flows from investing activities:
Proceeds from sale of assets	139	44
Investment in Golden Gryphon	—	(40)
Acquisitions of property, plant and equipment	(27)	—
Net cash provided by investing activities - continuing operations	112	4
Net cash provided by investing activities - discontinued operations	3,516	470
Net cash provided by investing activities	3,628	474
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	3,694
Common stock shares relinquished to pay taxes	(19)	—
Net cash (used in) provided by financing activities - continuing operations	(19)	3,694
Net cash (used in) provided by financing activities - discontinued operations	—	—
Net cash (used in) provided by financing activities	(19)	3,694
Net decrease in cash and cash equivalents	(1,989)	(2,389)
Cash and cash equivalents, beginning of period	3,766	3,972
Cash and cash equivalents, end of period	$1,777	$1,583

Supplemental disclosure:
Interest paid	$12	$17
Income taxes paid	$—	$—

Supplemental disclosure of non-cash transactions:
Deferred equity offering costs amortized	$—	$45

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Expressed in United States dollars)

(Unaudited)

			Additional
	Common Stock (1)		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity (Deficit)

	(in thousands except share data)
Balance, December 31, 2022	6,836,735	$68	$544,372	$(537,960)	$6,480
Stock compensation accrued (Note 14)	—	—	189	—	189
Shares issued under the at-the-market offering agreement, net (Note 14)	109,999	1	677	—	678
Net loss	—	—	—	(3,266)	(3,266)
Balance, March 31, 2023	6,946,734	$69	$545,238	$(541,226)	$4,081
Stock compensation accrued (Note 14)	—	—	43	—	43
Shares issued under the at-the-market offering agreement, net (Note 14)	198,931	2	1,115	—	1,117
Offering and private placement transaction (Note 14)	790,000	8	1,847	—	1,855
Net loss	—	—	—	(1,488)	(1,488)
Balance, June 30, 2023	7,935,665	$79	$548,243	$(542,714)	$5,608
Stock compensation accrued and restricted stock awards granted (Note 14)		—	92	—	92
Warrants exercised (Note 14)	637,587	7	(7)	—	—
Net loss	—	—	—	(3,177)	(3,177)
Balance, September 30, 2023	8,573,252	$86	$548,328	$(545,891)	$2,523

Balance, December 31, 2023	14,084,680	$141	$552,160	$(547,188)	$5,113
Stock compensation accrued (Note 14)	(1,067)	—	73	—	73
Warrants exercised (Note 14)	488,572	5	(5)	—	—
Net loss	—	—	—	(4,565)	(4,565)
Balance, March 31, 2024	14,572,185	$146	$552,228	$(551,753)	$621
Stock compensation accrued (Note 14)	—	—	184	—	184
KELTIP and RSU shares issued net of shares relinquished to cover withholding taxes (Note 14)	433,370	4	(23)	—	(19)
Net loss	—	—	—	(2,747)	(2,747)
Balance, June 30, 2024	15,005,555	$150	$552,389	$(554,500)	$(1,961)
Stock compensation accrued and shares issued for vested stock awards (Note 14)	47,493	—	80	—	80
Warrants exercised (Note 14)	—	—	—	—	—
Net loss	—	—	—	199	199
Balance, September 30, 2024	15,053,048	$150	$552,469	$(554,301)	$(1,682)

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

Accordingly, all share and per share data (including share and per share information related to share-based compensation and outstanding warrants), number of shares outstanding, and other common stock equivalents for the periods presented in the accompanying interim condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

2.	Liquidity, Capital Resources and Going Concern

We do not currently have sufficient resources to meet our expected cash needs during the twelve months ending September 30, 2025. At September 30, 2024, we had current assets of approximately $2.5 million, including cash and cash equivalents of approximately $1.8 million. On the same date, we had accounts payable and other current liabilities of approximately $4.5 million, which includes $1.0 million in deferred revenue for the sale of the Velardeña oxide plant and water wells recorded within Current liabilities held for sale on the interim Condensed Consolidated Balance Sheets. As previously disclosed, the Company ceased mining at the Velardeña mines in Mexico in the first quarter 2024, and subsequently sold the mines and certain related assets. As of September 30, 2024, the Company was owed $2.0 million plus $480,000 value-added tax (“VAT”) of the $3.0 million purchase price for the Velardeña oxide plant and water wells and other minor remaining Velardeña assets (see Note 19). With the receipt of the proceeds from the sale of Silex Argentina, and approximately $0.3 million of additional payments for the Velardeña assets, as of November 15, 2024 the Company has cash and cash equivalents of approximately $3.6 million and accounts payable of approximately $1.2 million.

The Company’s only near-term opportunity to generate cash flow to meet its expected cash requirements is from the sale of assets, equity or other external financing. The Company is evaluating and pursuing alternatives, including the potential sale of the Company, finalizing the sale of its assets at the Velardeña Properties and Yoquivo, seeking buyers or partners for the Company’s other assets or obtaining equity or other external financing. In the absence of additional cash inflows, the Company anticipates that its cash resources will be exhausted in the second quarter of 2025. If we are unable to obtain additional cash resources or sell the Company, we will be forced to cease operations and liquidate.

We will require further sources of capital. In order to satisfy the Company’s projected general, administrative, exploration and other expenses through September 30, 2025, we will need approximately $1.5 to $3.5 million in capital inflows. These capital inflows may take the form of asset sales, equity or other external financing activities, collection of the outstanding amounts due on the sale of the remaining Velardeña Properties and Yoquivo, or from other sources. The

Company also continues to evaluate other strategic transactions.

These interim condensed consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, as noted above, our continuing operations will be dependent upon our ability to secure sufficient funding to support future operations. The amounts shown as mineral properties in our interim condensed consolidated financial statements are dependent on our ability to sell certain assets of the Company and receive future equity or other financings to continue to fund general administrative, and exploration activities that would lead to profitable mining and processing activities or to generate proceeds from the disposition of mineral exploration properties.

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this Quarterly Report on Form 10-Q is dependent upon its ability to generate sufficient cash flow from the sale of assets, reduction of expenses, collection of VAT accounts receivable from the Mexican government, collection of the amount due from the buyers of the remaining Velardeña Properties and Yoquivo, and to raise sufficient funds through equity or other external financings or from other sources. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of this Quarterly Report on Form 10-Q. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities, which might be necessary should the Company not continue as a going concern.

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

Velardeña Properties

In December 2023, the Company restarted operations at the Velardeña Properties. In February 2024, it was determined that the initial performance of both the mine and the processing plant did not achieve the expected results. On February 29, 2024, the Company announced that it elected to discontinue operations at the Velardeña Properties and hold them for sale. Following that date, the Company shut down the Velardeña Properties and has held them for sale.

The Company previously announced the execution of certain asset purchase and sale agreements with a privately held Mexican company (the “Buyer”) to sell the Velardeña and Chicago mines, both oxide and sulfide processing plants and related equipment of the Velardeña Properties. Pursuant to the terms of the sale agreements, the Company agreed to sell certain mining concessions, equipment, land parcels and other assets in exchange for an aggregate purchase price of $5.5 million in cash, plus VAT. The terms of the sales agreement include completion and final payment of the sale by July 1, 2024.

There were four separate sales agreements. The first three sales agreements which include the combined sales of the Velardeña and Chicago mines, the sulfide processing plant and various related equipment were completed on June 20, 2024. The Company received payment in full of $2.5 million cash, plus VAT, and titles to the assets were transferred to the Buyer.

Velardeña Plant 2

The fourth agreement related to the sale of the Velardeña Properties covers the oxide plant and water wells (“Plant 2”), and the Buyer agreed to complete total payments of $3.0 million plus VAT on July 1, 2024. The Plant 2 agreement has not closed, and the Buyer is in default. In accordance with ASC 360, on June 30, 2024, the Company recorded an asset impairment charge of $411,000 in order to write down the remaining book value of Plant 2 to the salvage value which is equal to the amount received through June 30, 2024 from the Buyer of $373,000. Since June 30, 2024, the Buyer has continued to make periodic payments to the Company, and as of September 30, 2024, the Company has recorded deferred revenue of $1.0 million within Current liabilities held for sale on the interim Condensed Consolidated Balance Sheets. The Buyer has operational control of Plant 2, and we are no longer operating the property. We do not know whether or when the Buyer will make the remaining payments due. We are continuing to negotiate an extension of the agreement which would allow for the transfer of the title of Plant 2 to the Buyer and the Company would hold a mortgage to secure the payment. See Note 19.

Minera Labri

On August 28, 2024, the Company sold its wholly owned Mexican subsidiary, Minera Labri S.A. de C.V. (“Minera Labri”), to a private Mexican company for approximately $445,000. Minera Labri previously owned the Velardeña Properties’ sulfide plant, which together with the Velardeña mines, was sold to another privately held Mexican group earlier in 2024. Upon consummation of that transaction, Minera Labri held no assets but held net operating losses and inflation-adjusted capital contributions. Under Mexican law, the balance of Minera Labri’s capital contribution accounts (“CUCAs”) may be bought and sold.

Silex Argentina

On August 30, 2024, the Company entered into a binding letter agreement (the “Letter Agreement”) with Butte Energy Inc. (“Butte”) pursuant to which Butte would acquire 100% of the issued and outstanding shares of Silex Argentina S.A. (the “Silex Shares”), the Company’s wholly owned subsidiary that owns the El Quevar Project, located in Salta Province, Argentina (“El Quevar”). The Letter Agreement was binding on the Company and Butte, pending (i) negotiation of a definitive Acquisition Agreement (the “Acquisition Agreement”) on or prior to September 30, 2024, and (ii) closing of the sales transaction for the Silex Shares (the “Transaction”) on or prior to October 31, 2024. The purchase price of the

Silex Shares was $3.5 million, paid or payable in cash, as follows: (1) $500,000, as a non-refundable deposit, paid to the Company on September 3, 2024; (2) $500,000 payable to the Company upon execution of the Acquisition Agreement; and (3) $2.5 million payable to the Company upon closing of the Transaction. Closing of the Transaction was subject to additional conditions, including receipt of regulatory approvals, completion of due diligence review by Butte, and approvals from the board of directors of each of Butte and Golden. On September 27, 2024, the Company entered into the Acquisition Agreement with Butte and was paid $500,000 according to the terms of the Letter Agreement. In accordance with ASC 606, the Company recorded the $500,000 non-refundable deposit and the $500,000 paid to the Company upon execution of the Acquisition Agreement as revenue during the three months ended September 30, 2024 and the amounts are included in Gain (loss) from discontinued operations on the Condensed Consolidated Statements of Operations. On October 24, 2024, the Company closed the Transaction (see Note 19).

The following table summarizes the major line items for the Velardeña Properties and Silex Argentina that are included in Loss from discontinued operations, net of taxes in the interim Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Sale of metals	$128	$—	$1,440	$—
Cost of metals sold	(583)	—	(6,026)	—
Velardeña care and maintenance costs	—	(310)	—	(905)
El Quevar Project Expenses	(150)	(117)	(441)	(435)
Reclamation expense	(59)	(75)	(212)	(222)
Asset impairment expense	—	—	(411)	—
Other operating income, net	856	28	3,571	55
Severance, termination benefits and other operating costs	569	—	(940)	—
Depreciation and amortization	(11)	(104)	(186)	(307)
Loss from discontinued operations before income taxes	750	(578)	(3,205)	(1,814)
Income taxes	—	—	—	—
Loss from discontinued operations, net of taxes	$750	$(578)	$(3,205)	$(1,814)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

	September 30,	December 31,
	2024	2023

	(in thousands)
Assets
Inventories, net(1)	$—	$830
Total current assets held for sale	—	830
Property, plant and equipment, net(2)	2,889	5,378
Total assets held for sale	$2,889	$6,208

Liabilities
Current liabilities held for sale(3)	1,016	—
Asset retirement and reclamation liabilities(4)	2,941	3,800
Total liabilities held for sale	$3,957	$3,800

(1)	Inventories, net at December 31, 2023 consisted of finished goods, in-process, and material and supplies inventories at the Velardeña Properties.
(2)	Property, plant and equipment, net at September 30, 2024 consisted of approximately $0.5 million of the remaining Velardeña Properties assets, and approximately $2.3 million related primarily to the Silex Argentina El Quevar mineral properties. Property, plant and equipment, net at December 31, 2023 consisted of approximately $3.0 million of the Velardeña Properties assets, and approximately $2.4 million related primarily to the Silex Argentina El Quevar mineral properties.
(3)	Current liabilities held for sale at September 30, 2024 represents deferred revenue for the sale of Velardeña Plant 2.

(4)	Asset retirement and reclamation liabilities at September 30, 2024 and December 31, 2023 relate to the Velardeña Properties.

4.	New Accounting Pronouncements

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

Cash and Cash Equivalents

The Company has reported $1.8 million and $3.8 million Cash and cash equivalents on the interim Condensed Consolidated Balance Sheets at September 30, 2024 and at December 31, 2023 respectively. The December 31, 2023 balance included approximately $153,000 that was unavailable for use due to a court order freezing the bank accounts of one of the Company’s subsidiaries in Mexico related to a lawsuit. The restrictions were lifted, and the bank accounts were unfrozen during the first quarter of 2024 as the Company reached an agreement to settle the lawsuit for $250,000 (see Notes 16 and 19).

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

6.	Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2024	2023

	(in thousands)
Prepaid insurance	$113	$319
Recoupable deposits and other	391	602
	$504	$921

7.	Value Added Tax Receivable, Net

At September 30, 2024, the Company recorded a net VAT paid in Mexico of $0.2 million related to the Velardeña Properties and the Rodeo operation, as a recoverable asset, which appears in Value added tax receivable, net on the interim Condensed Consolidated Balance Sheet.

Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. There is no certainty as to the amount or timing of such payment. Historically, the Company received VAT refund payments from the Mexican tax authorities on a timely basis. In 2023, however, the tax authorities began to delay the VAT refund process, and at December 31, 2023, the Company had recorded approximately $3.1 million of net VAT receivable.

The decrease in the VAT receivable balance of approximately $2.9 million from December 31, 2023 to September 30, 2024 is primarily attributable to our collection of such balances in addition to the Company’s decision to discontinue operations at the Velardeña Properties.

At September 30, 2024 and December 31, 2023, the Company recorded approximately $0.3 million and $0.8 million, respectively, of VAT payable as a reduction to the VAT receivable in Mexico.

The Company has also paid VAT in other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

.

8.	Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	September 30,	December 31,
	2024	2023

	(in thousands)
Exploration properties	$150	$150
Royalty properties	200	200
Buildings	—	48
Mining equipment and machinery	250	408
Other furniture and equipment	417	419
	1,017	1,225
Less: Accumulated depreciation and amortization	(630)	(782)
	$387	$443

9.	Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	September 30,	December 31,
	2024	2023

	(in thousands)
Accounts payable and accruals	$2,513	$3,586
Accrued employee compensation and benefits	679	1,281
Income taxes payable (Note 13)	80	32
	$3,272	$4,899

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

Asset retirement and reclamation liabilities consist of the following:

	September 30,	December 31,
	2024	2023

	(in thousands)
Current asset retirement and reclamation liabilities	$150	$150
Non-current asset retirement and reclamation liabilities	305	296
	$455	$446

Current asset retirement and reclamation liabilities is included in Other current liabilities (see Note 11).

The following table presents the changes in the Company’s asset retirement and reclamation liabilities for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023

	(in thousands)
Balance at January 1,	$446	$446
Changes in estimates, and other	—	—
Accretion expense	9	—
Balance at September 30,	$455	$446

11.	Other Liabilities

Other Current Liabilities

The following table sets forth the Company’s other current liabilities:

	September 30,	December 31,
	2024	2023

	(in thousands)
Insurance premium financing	$55	$269
Operating lease liability	46	105
Litigation accrual (Note 16)	—	250
Current asset retirement and reclamation liabilities	150	150
	$251	$774

Other Long-Term Liabilities

The following table sets forth the Company’s other long-term liabilities:

	September 30,	December 31,
	2024	2023

	(in thousands)
Operating lease liability	$—	$10
Deposits and other	—	18
	$—	$28

12.	Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At September 30, 2024
Assets:
Cash and cash equivalents	$1,777	$—	$—	$1,777
	$1,777	$—	$—	$1,777

At December 31, 2023
Assets:
Cash and cash equivalents	$3,766	$—	$—	$3,766
Short-term investments	11	—	—	11
	$3,777	$—	$—	$3,777

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term investments consist of 200,000 shares of common stock of Fabled and 20,000 shares of Fabled Copper Corp. and are classified within Level 1 of the fair value hierarchy.

At September 30, 2024 and December 31, 2023, the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

13.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”), on a tax jurisdictional basis. In accordance with ASC 740, the interim provision for taxes was calculated by using the estimated annual effective tax rate applied to the year-to-date income or losses on a jurisdictional basis. Although the Company has generated ordinary losses on a year-to-date basis, the Company has projected taxable income by year end in certain tax jurisdictions, for which an annual effective tax rate has been calculated. For both the three and nine months ended September 30, 2024, the Company recorded zero income tax expense.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its interim Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, the Company had no deferred tax assets and no deferred tax liability on the interim Condensed Consolidated Balance Sheets due to a valuation allowance offsetting the net deferred tax assets of the Company.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority. Such positions are deemed to be “unrecognized tax benefits,” which require additional disclosure and recognition of a liability within the financial statements. The Company had no unrecognized tax benefits at September 30, 2024 or December 31, 2023.

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

November 2023 Public Offering

On November 6, 2023, the Company entered into a Securities Purchase Agreement with certain institutional investors providing for the issuance and sale by the Company in a public offering (the “November 2023 Offering”) of (i) an aggregate of 4,712,488 shares of the Company’s common stock, par value $0.01 per share (the “Initial Shares”); (ii) Series A common warrants (the “November 2023 Series A Warrants”) to purchase 6,000,000 Common Shares; (iii) Series B warrants (the “November 2023 Series B Warrants”) to purchase 3,000,000 Common Shares; (iv) pre-funded warrants (the “November 2023 Pre-Funded Warrants”) to purchase 1,287,512 shares of the Company’s common stock for aggregate net proceeds of approximately $3.8  million.  During the quarter ended March 31, 2024, the 488,572 November 2023 Pre-Funded Warrants were exercised for net proceeds of $48.86; 798,940 of these warrants were exercised in the fourth quarter 2023 for net proceeds of $70.89. See – Common Stock Warrants for additional information about the November 2023 Series A Warrants, the November 2023 Series B Warrants, and the November 2023 Pre-Funded Warrants.

At-the-Market Offering Agreement

During the nine months ended September 30, 2024, the Company did not sell any shares of common stock under the At-the-Market-Offering-Agreement Program (“ATM Program”). The ATM Program has not been in effect since the related  Registration Statement on Form S-3 expired on October 1, 2023. During the nine months ended September 30, 2023, the Company sold an aggregate of 308,930 shares of common stock under the ATM Program at an average price of $6.19 per share of common stock for net proceeds, after commissions and fees, of approximately $1,839,000.

There were no deferred ATM Program costs amortized during the nine months ended September 30, 2024. Approximately $45,000 of deferred ATM Program costs were amortized during the nine months ended September 30, 2023. At September 30, 2024 and December 31, 2023, there was no remaining balance of deferred ATM Program costs, recorded in Prepaid expenses and other assets on the interim Condensed Consolidated Balance Sheets.

Equity Incentive Plans

Restricted Stock Grants

The following table summarizes the status and activity of the Company’s restricted stock grants at September 30, 2024 and 2023, and the changes during the nine months then ended:

	Nine Months Ended September 30,
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Grants	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	5,800	$8.89	19,800	$10.95
Granted during the period	—	—	—	—
Restrictions lifted during the period	(3,936)	9.75	(12,933)	11.97
Forfeited during the period	(534)	9.75	—	—
Outstanding at end of period	1,330	$6.00	6,867	$9.02

Restricted Stock Units

The following table summarizes the status and activity of the Company’s restricted stock units at September 30, 2024 and 2023, and the changes during the nine months then ended:

	Nine Months Ended September 30,
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Units	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	272,409	$13.09	232,409	$15.06
Granted during the period	1,200,000	0.41	40,000	1.62
Shares issued during the period	(373,493)	3.08	—	—
Forfeited during the period	(28,837)	19.47	—	—
Outstanding at end of period	1,070,079	$2.36	272,409	$13.09

Key Employee Long-Term Incentive Plan

There were zero and 168,000 Key Employee Long Term Incentive Plan (“KELTIP”) Units outstanding at September 30, 2024 and December 31, 2023, respectively. Under the 2023 Equity Incentive Plan (“the 2023 Plan”), the Company discontinued the KELTIP and will no longer issue KELTIP Units.

Stock-Based Compensation

Stock-based compensation expense for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Restricted stock grants	$1	$20	$19	$75
Restricted stock units	79	58	315	270
KELTIP units	—	14	3	(21)
	$80	$92	$337	$324

Common Stock Warrants

The following table summarizes the activity of the Company’s common stock warrants for the nine months ended September 30, 2024 and September 30, 2023.

	Nine Months Ended September 30,
	2024		2023
		Weighted		Weighted
	Number of	Average	Number of	Average
	Underlying	Exercise Price	Underlying	Exercise Price
Common Stock Warrants	Shares	Per Share	Shares	Share
Outstanding at beginning of period	11,308,314	$1.09	392,155	$8.58
Granted during period	—	—	2,065,174	1.31
Exercised during period
2023 Pre-Funded Warrants	(488,572)	0.0001	(637,587)	0.0001
Expired during the period	—	—	—
Outstanding at end of period	10,819,742	$1.14	1,819,742	$3.19

The common stock warrants relate to prior registered offerings and private placements of the Company’s stock.

Common stock warrants outstanding as of September 30, 2024 are as follows:

	Number of	Exercise
Common Stock Warrants	Warrants	Price	Expiration Date
July 2019 Series A Warrants	338,155	$8.75	January 17, 2025
April 2020 Series A Warrants	44,000	$0.70	October 22, 2025
April 2020 Series B Warrants	10,000	$6.50	October 22, 2025
June 2023 Warrants	1,427,587	$1.90	December 26, 2028
November 2023 Series A Warrants	6,000,000	$0.70	November 6, 2028
November 2023 Series B Warrants	3,000,000	$0.70	May 6, 2025
	10,819,742

All outstanding common stock warrants are recorded in equity at September 30, 2024 and December 31, 2023, following the guidance established by ASC Topic 815-40. The Company’s common stock warrants allow for potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock. Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these common stock warrants.

15.	Sale of Metals and Related Costs

The Company derived its 2023 revenue from the sale of doré, concentrates, and slag. No revenue has been derived from the sale of metals in 2024. The following table presents the Company’s net sales for each period presented (see Note 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Doré sales	$—	$2,123	$—	$9,974
Concentrate sales	—	176	—	1,723
Slag and other sales	—	256	—	543
Total revenue	—	2,555	—	12,240
Less: Treatment, refining and shipping costs	—	(43)	—	(538)
Total revenue, net	$—	$2,512	$—	$11,702

16.	Commitments and Contingencies

Unifin Lawsuit

During April 2021, the Company became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”). The plaintiff in the matter was Unifin Financiera, S.A.B de C.V. (“Unifin”). The lawsuit was assigned to the Fifth Specialized Commercial District Court. In November 2022, the Company was formally served with the complaint in connection with the lawsuit and in December 2022 the Company filed its answer to the complaint. As a preemptive measure, Unifin obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which limited the Company’s and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates.

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

On June 13, 2024, the Trial Court published the judgment in the commercial oral proceeding initiated by Unifin against Minera William, Procesadora de Minerales de Durango, and Jorge Alberto Samaniego Mota. Since Unifin and Minera William had previously settled the dispute and Unifin desisted or withdrew its action against Minera William, the company was not condemned in the judgment. Procesadora de Minerales de Durango and Jorge Alberto Samaniego Mota were ordered to pay all the amounts claimed by Unifin. However, the judgment states that Minera William, Procesadora de Minerales de Durango, and Jorge Samaniego Mota are jointly and severally liable to Unifin. The Company believes the Judge should not have ruled on whether or not Minera William was jointly and severally liable. Moreover, the Judge did not assess Minera William’s arguments that it was not jointly and severally liable to Unifin. Minera William is appealing that ruling as it is clearly contrary to the settlement agreement between Unifin and Minera William. The Company currently believes that it is unlikely any future liability will arise from this judgement.

Employee Labor Claims

During the nine months ended September 30, 2024, 16 employees of some of the Company’s Mexican subsidiaries filed labor claims against the subsidiary companies claiming the companies had not compensated them properly for their termination. A severance accrual has been estimated and recorded in connection with these lawsuits for $230,000.

Supplier Lawsuits

During the nine months ended September 30, 2024, four suppliers of some of the Mexican subsidiaries filed lawsuits against the subsidiary companies for non-payment of services rendered. In total, the four suppliers are seeking approximately $214,000 and this amount is recorded in accounts payable as of September 30, 2024.

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

As described in Note 3, the Company’s Velardeña Properties and Silex Argentina met the criteria to be reported as discontinued operations during 2024. As such, the results of operations for this business are excluded from the Mexico Operations segment in the table below, which only reflects continuing operations, for all periods presented. Assets held for sale are included below in the total assets for the Corporate, Exploration and Other segment.

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative			Capital
September 30, 2024	Revenue	to Sales	Amortization	Expense	Pre-Tax Loss (Gain)	Total Assets	Expenditures
Mexico Operations	$—	$—	$7	$—	$401		$—
Corporate, Exploration and Other	—	—	—	1,192	150		—
Consolidated	$—	$—	$7	$1,192	$551		$—

Nine Months Ended
September 30, 2024
Mexico Operations	$—	$—	$43	$510	$1,189	$744	$28
Corporate, Exploration and Other	—	—	1	3,615	2,719	5,359	—
Consolidated	$—	$—	$44	$4,125	$3,908	$6,103	$28

Three Months Ended
September 30, 2023
Mexico Operations	$2,512	$3,320	$42	$408	$2,865		$—
Corporate, Exploration and Other	—	—	2	1,429	(266)		—
Consolidated	$2,512	$3,320	$44	$1,837	$2,599		$—

Nine Months Ended
September 30, 2023
Mexico Operations	$11,702	$11,225	$71	$1,940	$3,099	$7,727	$—
Corporate, Exploration and Other	—	—	2	4,616	3,018	4,577	—
Consolidated	$11,702	$11,225	$73	$6,556	$6,117	$12,304	$—

18.	Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services, Lease of Equipment:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of The Sentient Group (“Sentient”). Sentient, through the Sentient executive funds, previously held a significant percentage of the Company’s issued and outstanding shares of common stock. As of September 30, 2024, Sentient has sold their shares of the Company and is no longer considered a related party. In addition, the Company is no longer providing services to Minera Indé as of September 30, 2024.

19.Subsequent Events

Velardeña Plant 2 Asset Sale Agreement

Subsequent to September 30, 2024, the Plant 2 Buyer made additional payments of approximately $0.3 million bringing the total amounts paid through November 15, 2024 to approximately $1.3 million, but the Buyer remains in default. As of November 15, 2024, the Company is still owed $1.7 million, plus VAT, of the $3.0 million purchase price for the Velardeña oxide plant and water wells and other minor remaining Velardeña assets. We do not know whether or when the Buyer will make the remaining payments due. We are continuing to negotiate an extension of the agreement which would allow for the transfer of the title of Plant 2 and the ARO liability to the Buyer and the Company would hold a mortgage to secure the payment.

Closing of the Silex Argentina Transaction

On October 24, 2024, the Company completed the sale of 100% of the issued and outstanding shares of Silex Argentina S.A., the Company’s wholly owned subsidiary that holds the El Quevar Project located in Salta Province, Argentina, to Butte Energy Inc. In connection with the closing of the Transaction, the Company received the remaining $2.5 million in cash per the terms of the Acquisition Agreement.

Yoquivo Project

On October 25, 2024 the Company announced it had signed a binding agreement (the “Agreement”) to sell its Yoquivo gold-silver project (located in Chihuahua State, Mexico) (the “Yoquivo Project”) to Advance Metals Limited (“AVM”) (the “Yoquivo Transaction”). Under the terms of the Agreement, AVM shall purchase 100% of the Yoquivo Project from Minera de Cordilleras S. de R.L. de C.V., a wholly-owned subsidiary of Golden Minerals, for total consideration of $570,000 (the “Purchase Price”), payable in cash, plus VAT, as follows: (1) a non-refundable cash payment of $20,000, plus VAT, for AVM to have the right to carry out due diligence for a seven-day exclusive period, beginning on October 24, 2024, (2) on November 1, 2024, AVM made a $275,000 cash payment, plus VAT, to the Company, and (3) on November 21, 2024, AVM shall make a final $275,000 cash payment, plus VAT, to the Company (collectively, the “Transaction Payments”). The Company has received the first two payments, totaling $295,000 plus VAT. Closing of the Yoquivo Transaction will be subject to additional conditions, including receipt of regulatory approvals and completion of due diligence review by AVM. In the event that AVM decides not to complete the Yoquivo Transaction, AVM will be subject to a breakup fee of 20% of the Purchase Price.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law. During the nine months ended September 30, 2024, our principal source of revenue was from the sale of gold and silver contained in concentrate from our Velardeña Properties in Durango, Mexico. We also had secondary sources of revenue from tolling material at our oxide plant for a third party and selling the Velardeña assets that are held for sale. We incurred net operating losses for the nine months ended September 30, 2024 and 2023.

We restarted mining at our Velardeña Properties in December 2023 and continued through the end of February 2024 when it was determined that the initial performance of both the mine and the plant did not achieve expected results. We processed all the mineralized material that had been mined and shut down the sulfide processing plant at the end of March 2024 and held the Velardeña Properties for short-term sale as we evaluated options to realize value from the assets. We entered into certain sales agreements to sell the Velardeña and Chicago mines, both sulfide and oxide processing plants, water wells, and related equipment of the Velardeña Properties to a privately held Mexican company (the “Buyer”) in exchange for an aggregate purchase price of $5.5 million in cash, plus VAT. There were 4 separate sales agreements. The first three sales agreements which include the combined sales of the Velardeña and Chicago mines, the sulfide processing plant and various related equipment were completed on June 20, 2024 and the titles to the assets have been transferred to the Buyer.  The Buyer agreed to pay $3.0 million plus VAT on July 1, 2024, to complete the last sales agreement which covered the oxide processing plant and water wells. The Buyer has made payments of approximately $1.3 million through November 15, 2024 and is currently in default. The Buyer has operational control of the plant, and we are no longer operating the oxide plant. We are uncertain as to when or if additional payments will be received. We are continuing to negotiate an extension of the agreement which would allow for the transfer of title of the oxide plant to the Buyer and the Company would hold a mortgage to secure the payment. The collection of the amount due from the sale may satisfy a portion of our projected capital needs over the next twelve months (see Note 2 above).

As previously disclosed, we have completed the sale of our wholly owned subsidiary, Silex Argentina, which is the sole owner of El Quevar, our advanced exploration property in Argentina, and have entered into an agreement to sell our Yoquivo exploration property in Mexico.  We expect the closing of these transactions to satisfy a portion of our projected capital needs over the next twelve months (see Note 2 above). The Company continues to hold an interest in several remaining exploration properties, including Sarita Este/Desierto, a gold-silver-copper exploration project located in northwest Salta Province Argentina and Sand Canyon, an exploration-stage, gold-silver project in northwestern Nevada.

Because we have ceased production at the Velardeña Properties, our only near-term opportunity to generate cash flow is from the sale of assets or new sources of debt or equity capital. We are evaluating and pursuing alternatives to obtain funds to continue as a going concern, including the potential sale of the Company, finalizing the sale of its assets at the Velardeña Properties and Yoquivo, seeking buyers or partners for the Company’s other assets or obtaining equity or other external financing. In the absence of additional cash inflows, the Company anticipates that its cash resources will be exhausted in the second quarter of 2025. If we are unable to obtain additional cash resources or sell the Company, we will be forced to cease operations and liquidate. See “—Liquidity, Capital Resources and Going Concern—2024 Liquidity Forecast and Going Concern Qualification” below.

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

We restarted mining at Velardeña in December 2023. In the first quarter of 2024, we sold just over 2,000 tonnes of concentrate containing approximately 640 ounces of gold and approximately 21,750 ounces of silver. Mill throughput of mined material totaled 5,186 tonnes over the period of operations in February and March 2024. We stopped mining at the end of February when we determined that the initial performance of the mine and the processing plant had not achieved expected results due to operational issues caused by a combination of insufficient experienced miners, issues with ventilation and issues with aging mining equipment at the mine. We stopped processing the mined material at the end of March 2024.

The table below sets forth the key processing and sales statistics for the Velardeña operation for the three months and the nine months ended September 30, 2024:

Velardeña Operations Statistics
(in thousands except per unit amounts)

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Tonnes mined[1]	-	14,961
Tonnes processed	-	5,186
Average tonnes per day processed	-	185

Gold sold in concentrate (ounces)	-	639
Silver sold in concentrate (ounces)	-	21,745

Average realized price, before refining and selling costs
Gold (dollar per ounce)	$ -	$ 2,077
Silver (dollar per ounce)	$ -	$ 23.82

[1] Includes all mined material transported to the plant, stockpiled or designated as waste

As noted above, we have entered into sales agreements pursuant to which a third-party has purchased the Velardeña and Chicago mines, mining equipment and the sulfide plant, and agreed to purchase the oxide processing plant and water wells. The Buyer has made payments of approximately $1.3 million for the oxide plant and water wells through November 15, 2024 and is currently in default. The Buyer has operational control of the plant, and we are no longer operating the oxide plant. We are uncertain as to when or if additional payments will be received.

Yoquivo

On October 25, 2024, we entered into a sales agreement with Advance Metals Limited (“AVM”) to sell our Yoquivo exploration property. We hold 100% ownership of the Yoquivo concessions subject to royalty interests between 2% and 3% net smelter return payable on production to third parties and capped at $2.8 million in the aggregate. We have received $295,000 under the sales agreement and will receive an additional $275,000 if the transaction is completed as scheduled in late November.

El Quevar

In April 2020, we entered into the Earn-in Agreement with Barrick. In March 2024, Barrick notified us that it was withdrawing from the Earn-In Agreement. The termination was effective on April 20, 2024 and the El Quevar project reverted back into the full control of the Company. In October 2024, we completed the sale of our wholly owned subsidiary, Silex Argentina, which is the sole owner of El Quevar, our advanced exploration property in Argentina, for a purchase price of $3.5 million.

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

Information regarding the drilling completed to date is included in our 2023 Annual Report on Form 10-K.

The Desierto concessions (Desierto 1 and 2) which are adjacent to and south of the Sarita Este concession, are subject to an option agreement with a third-party partial owner and a proposed joint venture agreement also between the Company and Cascadero. The Desierto 1 concession was the object of a legal dispute between the Company and the Salta Ministry of Mines in which the Company was disputing the cancellation of the concession by the province. On August 28, 2024, the judges of the Court of Appeals of Salta (i) accepted the Company’s appeal, (ii) revoked the Mining Court’s resolutions of cancellation and (iii) ordered the restitution to the Company of the Desierto I mining concession.

Financial Results of Operations

For the results of operations discussed below, we compare the results from operations for the three months ended September 30, 2024, to the three months ended September 30, 2023. Operations did not produce concentrate during the three months ended September 30, 2024, but revenue was recorded during the third quarter on several of the Velardeña concentrate shipments completed earlier in 2024 that were finalized during the quarter. During the three months ended September 30, 2023, all of the operating activity related to the Rodeo property. Mining at Rodeo concluded in August 2023 as the ore was depleted as expected.  Processing of the Rodeo stockpiles concluded in September 2023.

Due to the discontinuation of the mining and sulfide processing operations of the Velardeña Properties at the end of March 2024, the Velardeña properties were classified as assets held for sale, and therefore, in the interim condensed consolidated financial statements for the period ended September 30, 2024, the asset values, revenues and expenditures of these discontinued operations have been presented as Assets Held for Sale, Liabilities Held for Sale, and Discontinued Operations (see Note 3 above). The revenues and costs discussed below are the amounts recorded prior to the reclassification of those items.

Three Months Ended September 30, 2024

Revenue from the sale of metals. For the three months ended September 30, 2024, we recorded $0.1 million revenue from the sale of metal relating to concentrate shipments completed earlier in 2024 that were finalized during the three months ended September 30, 2024. For the three months ended September 30, 2023, we recorded $2.5 million from the sale of metal. The Rodeo operations sold mainly doré. We also sold slag remaining from previous doré sales and doré production at the Velardeña Plant 2, and some concentrates produced from material previously stockpiled when test mining at the Velardeña mine.

●	Doré Sales - We recorded no revenue related to gold and silver in doré for the three months ended September 30, 2024, and $2.1 million for the three months ended September 30, 2023.

●	Concentrate Sales – We recorded $0.1 million of revenue in the three months ended September 30, 2024 from the final settlement of previously shipped Velardeña gold-rich pyrite concentrate, silver-rich lead concentrate and zinc concentrate. We recorded $0.2 million in the three months ended September 30, 2023 from the final settlement of previously shipped gold-rich pyrite concentrate, silver-rich lead concentrate and zinc concentrate that were produced from mineralized material which had been mined in 2022 as part of the test mining to analyze the potential restart of the Velardeña Properties.

●	Slag and Other Sales – We recorded zero revenue related to slag and other material during the three months ended September 30, 2024. We recorded approximately $0.2 million in revenue related to the gold and silver in slag that was sold to a refiner in the United States in the three months ended September 30, 2023.

Cost of metals sold. For the three months ended September 30, 2024 and 2023, we recorded $0.6 million and $3.3 million of cost of metals sold, respectively.

Exploration expense. Our exploration expense, including property holding costs and allocated administrative expenses, totaled $0.4 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively.

The lower exploration expense for 2024 is primarily related to less activity in 2024 due to the cash constraints of the Company.

Velardeña care and maintenance costs. We recorded no expenses related to care and maintenance at our Velardeña Properties for the three-month period ended September 30, 2024 as the Velardeña Properties were discontinued during that period and have either been sold or are being held for sale. We recorded $0.3 million related to care and maintenance for the three-month period ended September 30, 2023.

El Quevar project expense. We incurred $0.2 million and $0.1 million for the three-month periods ended September 30, 2024 and 2023, respectively, related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. Because the Barrick agreement had been terminated in April 2024, there were zero reimbursements from Barrick during the three months ended September 30, 2024. During the three months ended 2023, approximately $0.0 million of costs actually incurred were offset by reimbursements from Barrick.

Administrative expense. Administrative expenses totaled $0.8 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Yoquivo Property, Rodeo Property, Velardeña Properties, El Quevar project and our exploration portfolio.

Stock-based compensation. During each of the three months ended September 30, 2024 and 2023, we incurred approximately $0.1 million of expense related to stock-based compensation. Stock-based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the three months ended September 30, 2024 and 2023, we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña and Rodeo properties.

Other operating income (loss), net. We recorded $1.6 million of net other operating income for the three months ended September 30, 2024 primarily related to the sale of Silex Argentina and Minera Labri. For the three months ended September 30, 2023, we recorded $0.5 million of net other operating income.

Depreciation, depletion and amortization. We recorded nominal depreciation, depletion and amortization expense during the three months ended September 30, 2024. We recorded approximately $0.1 million for depreciation, depletion and amortization expense during the three months ended September 30, 2023.

Interest and other expense, net. We recorded a nominal amount of interest and other expense, net for each of the three months ended September 30, 2024 and 2023.

(Loss) gain on foreign currency losses. We recorded a nominal amount of foreign currency gains during each of the three months ended September 30, 2024 and 2023. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary transactions incurred by our foreign subsidiaries that are denominated in currencies other than U.S. dollars.

Income taxes. We recorded a zero tax expense for the three months ended September 30, 2024. We recorded a zero income tax benefit for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024

Revenue from the sale of metals. During the nine months ended September 30, 2024, all revenue was generated from the Velardeña properties.  The Velardeña operations produced three types of concentrate before operations terminated in March 2024, and also generated revenue from slag sales. During the nine months ended September 30, 2023, the Rodeo operations sold mainly doré. We also sold slag remaining from previous doré sales and doré production at Plant 2.

●	Doré Sales - We recorded no revenue related to gold and silver in doré for the nine months ended September 30, 2024, and $9.5 million for the nine months ended September 30, 2023.

●	Concentrate Sales – We recorded $1.4 million in the nine months ended September 30, 2024 from the sale of gold-rich pyrite concentrate, silver-rich lead concentrate and zinc concentrate. We recorded $1.7 million from the sales of concentrate in the nine months ended September 30, 2023.

●	Slag and Other Sales – We recorded approximately $30,000 in revenue related to the gold and silver in precipitate during the nine months ended September 30, 2024 from scrap and trace material removed from Plants I and II during the clean out process following the cessation of operations in 2024. We recorded approximately $0.5 million in revenue related to the gold and silver in slag that was sold to a refiner in the United States in the nine months ended September 30, 2023.

Cost of metals sold. For the nine months ended September 30, 2024 and 2023, we recorded $6.0 million and $11.2 million of cost of metals sold, respectively. Lower costs in 2024 compared to 2023 were due primarily to lower mining costs as mining was discontinued at the end of February 2024, and lower processing costs, as the processing of sulfide material was discontinued at the end of March 2024.

Exploration expense. Our exploration expense, including property holding costs and allocated administrative expenses, totaled $1.2 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively. The lower exploration expense for 2024 is primarily related to less activity in 2024 due to the cash constraints of the Company.

Velardeña care and maintenance costs. We recorded no expenses related to care and maintenance at our Velardeña Properties for the nine-month period ended September 30, 2024 as the Velardeña Properties were operating during that period and have either been sold or are now being held for sale. We recorded $0.9 million related to care and maintenance for the nine-month period ended September 30, 2023, respectively, for expenses related to care and maintenance at our Velardeña Properties as the result of the previous suspension of mining and processing activities in November 2015.

El Quevar project expense. We recorded $0.4 million for each of the nine months ended September 30, 2024 and September 30, 2023.  During the nine months ended September 30, 2024 and 2023, approximately $0.0 million and $0.1 million, respectively, of costs actually incurred were offset by reimbursements from Barrick.

Administrative expense. Administrative expenses totaled $3.0 million and $3.7 million for the nine months ended September 30, 2024 and 2023, respectively. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Yoquivo Property, Rodeo Property, Velardeña Properties, El Quevar project and our exploration portfolio.

Stock-based compensation. During each of the nine months ended September 30, 2024 and 2023, we incurred approximately $0.3 million of expense related to stock-based compensation. Stock-based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the nine months ended September 30, 2024 and 2023 we incurred approximately $0.2 million of reclamation expense, related to the accretion of an asset retirement obligation at the Velardeña and Rodeo properties.

Other operating income (loss), net. We recorded $3.3 million of net other operating income for the nine months ended September 30, 2024 primarily related to the sale of a portion of the Velardeña assets, Silex Argentina and Minera Labri. For the nine months ended September 30, 2023, we recorded $0.6 million of net other operating income primarily related to the sale of non-core assets.

Depreciation, depletion and amortization. During the nine months ended September 30, 2024 and 2023, we incurred depreciation, depletion and amortization expense of approximately $0.2 million and $0.4 million respectively.

Interest and other expense, net. We recorded a nominal amount of interest and other expense, net for each of the nine months ended September 30, 2024 and 2023.

(Loss) gain on foreign currency losses. During each of the nine months ended September 30, 2024 and 2023, we recorded $0.1 million of foreign exchange losses. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary transactions incurred by our foreign subsidiaries that are denominated in currencies other than U.S. dollars.

Income taxes. We recorded a zero tax expense for the nine months ended September 30, 2024. We recorded less than $1,000 of tax expense for the nine months ended September 30, 2023.

Liquidity, Capital Resources and Going Concern

2024 Liquidity Forecast and Going Concern Qualification

We do not currently have sufficient resources to meet our expected cash needs during the twelve months ending September 30, 2025. At September 30, 2024, we had current assets of approximately $2.5 million, including cash and cash equivalents of approximately $1.8 million. On the same date, we had accounts payable and other current liabilities of approximately $4.5 million, which includes $1.0 million in deferred revenue for the sale of the Velardeña oxide plant and water wells recorded within Current liabilities held for sale on the interim Condensed Consolidated Balance Sheets.

As previously disclosed, the Company ceased mining at the Velardeña mines in Mexico in the first quarter 2024, and subsequently sold the mines and certain related assets. Subsequent to September 30, 2024, the Plant 2 Buyer made additional payments of approximately $0.3 million bringing the total amounts paid through November 15, 2024 to approximately $1.3 million, but the Buyer remains in default. As of November 15, 2024, the Company is still owed $1.7 million plus VAT of the $3.0 million purchase price for the Velardeña oxide plant and water wells and other minor remaining Velardeña assets. We do not know whether or when the Buyer will make the remaining payments due. We are continuing to negotiate an extension of the agreement which would allow for the transfer of the title of Plant 2 and the ARO liability to the Buyer and the Company would hold a mortgage to secure the payment.

With the receipt of the proceeds from the sale of Silex Argentina and the cash payments received to date for the Yoquivo Transaction, as of November 15, 2024 the Company has cash and cash equivalents of approximately $3.6 million and accounts payable of approximately $1.2 million.

The Company’s only near-term opportunity to generate cash flow to meet its expected cash requirements is from the sale of assets, equity or other external financing. The Company is evaluating and pursuing alternatives, including the potential sale of the Company, finalizing the sale of its assets at the Velardeña Properties and Yoquivo, seeking buyers or partners for the Company’s other assets or obtaining equity or other external financing. In the absence of additional cash inflows, the Company anticipates that its cash resources will be exhausted in the second quarter of 2025. If we are unable to obtain additional cash resources or sell the Company, we will be forced to cease operations and liquidate.

We will require further sources of capital. In order to satisfy the Company’s projected general, administrative, exploration and other expenses through September 30, 2025, we will need approximately $1.5 to $3.5 million in capital inflows. These capital inflows may take the form of asset sales, equity or other external financing activities, collection of the outstanding amounts due on the sale of the remaining Velardeña Properties and Yoquivo, or from other sources. The

Company also continues to evaluate other strategic transactions.

These interim condensed consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, as noted above, our continuing operations will be dependent upon our ability to secure sufficient funding to support future operations. The amounts shown as mineral properties in our interim condensed consolidated financial statements are dependent on our ability to sell certain assets of the Company and receive future equity or other financings to continue to fund general administrative, and exploration activities that would lead to profitable mining and processing activities or to generate proceeds from the disposition of mineral exploration properties.

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this Quarterly Report on Form 10-Q is dependent upon its ability to generate sufficient cash flow from the sale of assets, reduction of expenses, collection of VAT accounts receivable from the Mexican government, collection of the amount due from the buyers of the remaining Velardeña Properties and Yoquivo, and to raise sufficient funds through equity or other external financings or from other sources. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of this Quarterly Report on Form 10-Q. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities, which might be necessary should the Company not continue as a going concern.

2024 Liquidity Discussion

At September 30, 2024, our aggregate cash and cash equivalents totaled $1.8 million, compared to the $3.8 million in similar assets held at December 31, 2023. The September 30, 2024 decrease is the result of the following expenditures and cash inflows for the nine months ended September 30, 2024. Expenditures totaled $10.1 million from the following:

●	$5.9 million from the net loss on discontinued operations and assets held for sale, which includes, $4.6 million of net operating costs, $0.9 million of severance payments made to employees in Mexico who were terminated during the nine months ended September 30, 2024, and $0.4 million in care and maintenance costs at the El Quevar project net of zero reimbursements from Barrick;

●	$3.0 million in general and administrative expenses; and

●	$1.2 million in exploration expenditures.

The above expenditures were partially offset by cash inflows of $8.1 million from the following:

●	$4.5 million of proceeds received from the sale of the assets held for sale and discontinued operations as follows;
o	$2.5 million of proceeds from the sale of the Velardeña and Chicago mines, sulfide plant, mine equipment and mine concessions;
o	$1.0 million of proceeds from the sale of Velardeña Plant 2 and water wells; and
o	$1.0 million of proceeds from the first two payments on the sale of Silex Argentina.

●	$2.6 million from the collection of VAT receivables from the Mexican Government; and

●	$0.4 million of proceeds received from the sale of Minera Labri; and

●	$0.6 million of other working capital changes.

NYSE American Continued Listing Standards

As previously disclosed, on June 6, 2023, we received written notification (the “Notice”) from the NYSE American LLC (the “NYSE American”) that the Company was not in compliance with Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”). We are required to report a stockholders’ equity of $6.0 million or more if the Company has reported losses from continuing operations and/or net losses in our five most recent fiscal years. The Notice noted that the Company reported a stockholders’ equity of $4.1 million as of March 31, 2023, and losses from continuing operations and/or net losses in each of its five most recent fiscal years ended December 31, 2022. As a result, we have become subject to the procedures and requirements of Section 1009 of the Company Guide and were required to submit a plan of compliance by July 6, 2023, addressing how the Company intends to regain compliance with Section 1003(a)(iii) of the Company Guide. On July 6, 2023, the Company submitted a plan (the “Plan”) to the NYSE American to regain compliance with the continued listing standards set forth in the Company Guide. On August 22, 2023, the NYSE American accepted the Company’s Plan and granted the Company a cure period until December 6, 2024 (the “Compliance Deadline”).

On July 2, 2024, we received second written notification (the “Second Notice”) from the NYSE American that we are now also below compliance with Sections 1003(a)(i) and 1003(a)(ii) the Company Guide since the Company reported stockholders’ equity of $621,000 as of March 31, 2024, and losses from continuing operations and/or net losses in our five most recent fiscal years ended December 31, 2023. As a result, we must regain compliance with Sections 1003(a)(i) and 1003(a)(ii), in addition to Section 1003(a)(iii), of the Company Guide by the Compliance Deadline.

The Company will continue its efforts to regain compliance with all stockholders’ equity standards in accordance with the Plan. If the Company is not in compliance with the continued listing standards by the Compliance Deadline, or if we do not make progress consistent with the Plan during the Plan period, we expect the NYSE American to initiate delisting proceedings.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the third quarter of 2024 that would affect the Company or have a material impact on its consolidated financial position or results of operations.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. These statements include comments relating to: (i) our anticipated near-term capital needs, and potential sources of capital; (ii) our plans for, and timing of, the sale of our Velardeña oxide plant and water wells, (iii) our plans to sell tax credits held in our Mexican operating companies; (iv) closing the sale of the Yoquivo property; (v) expectations pertaining to the recovery of VAT refunds from the Mexican government; (vi) projected funding and spending for the twelve months ending June 30, 2025; (vii) the NYSE American staff initiating delisting proceedings against the Company if it is not in compliance with the NYSE American’s continued listing standards by the Compliance Deadline and (viii) statements concerning our financial condition, business strategies and business and legal risks and our financial outlook for 2024, including anticipated expenditures and cash inflows during the year.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “believe,” “will,” “project,” “should,” “could,” “believe” and similar expressions (including negative and grammatical variations) to identify forward-looking statements. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

●	whether we are able to raise the necessary capital or otherwise enter into another strategic transaction that would enable us to continue our business;

●	whether our proposed sale of the Velardeña oxide plant and water wells is consummated;

●	whether we are able to close the sale of the Yoquivo property;

●	whether we continue to be listed on the NYSE American;

●	higher than anticipated care and maintenance costs in Mexico;

●	decreases in silver and gold prices;

●	risks related to our exploration properties, including unfavorable results from exploration and whether we will be able to advance our exploration properties;

●	whether we will be able begin to mine and sell minerals successfully or profitably at any of our current properties at current or future silver and gold prices and achieve our objective of becoming a mid-tier mining company;

●	potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;

●	our ability to retain key management and mining personnel necessary to successfully operate and grow our business;

●	economic and political events negatively affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;

●	political and economic instability in Mexico, Argentina, and other countries in which we conduct our business, and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;

●	volatility in the market price of our common stock; and

●	the factors discussed under “Risk Factors” in our 2023 Annual Report.

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

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first nine months of 2024, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Unifin Lawsuit

During April 2021, the Company became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”). The plaintiff in the matter was Unifin Financiera, S.A.B de C.V. (“Unifin”). The lawsuit was assigned to the Fifth Specialized Commercial District Court. In November 2022, the Company was formally served with the complaint in connection with the lawsuit and in December 2022 the Company filed its answer to the complaint. As a preemptive measure, Unifin obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which limited the Company’s and Minera William’s ability to access approximately US$153,000 according to current currency exchange rates.

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

On June 13, 2024, the Trial Court published the judgment in the commercial oral proceeding initiated by Unifin against Minera William, Procesadora de Minerales de Durango, and Jorge Alberto Samaniego Mota. Since Unifin and Minera William had previously settled the dispute and Unifin desisted or withdrew its action against Minera William, the company was not condemned in the judgment. Procesadora de Minerales de Durango and Jorge Alberto Samaniego Mota were ordered to pay all the amounts claimed by Unifin. However, the judgment states that Minera William, Procesadora de Minerales de Durango, and Jorge Samaniego Mota are jointly and severally liable to Unifin. The Company believes the Judge should not have ruled on whether or not Minera William was jointly and severally liable. Moreover, the Judge did not assess Minera William’s arguments that it was not jointly and severally liable to Unifin. Minera William is appealing that ruling as it is clearly contrary to the settlement agreement between Unifin and Minera William.  The Company currently believes that it is unlikely any future liability will arise from this judgement.

Employee Labor Claims

During the nine months ended September 30, 2024, 16 employees of some of the Company’s Mexican subsidiaries filed labor claims against the subsidiary companies claiming the companies had not compensated them properly for their termination. A severance accrual has been estimated and recorded in connection with these lawsuits for $230,000.

Supplier Lawsuits

During the nine months ended September 30, 2024, four suppliers of some of the Mexican subsidiaries filed lawsuits against the subsidiary companies for non-payment of services rendered. In total, the four suppliers are seeking approximately $214,000 and this amount is recorded in accounts payable as of September 30, 2024.

Item 1A.	Risk Factors

The risk factors for the nine months ended September 30, 2024, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

3.7	Amended and Restated Bylaws of Golden Minerals Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023).
4.1	Form of Series A Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2019).
4.2	Form of Series A Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020).
4.3	Form of Series B Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2020).
4.4	Form of Common Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2023).
4.5	Form of Series A Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2023).
4.6	Form of Series B Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 9, 2023).
10.1	Letter Agreement, dated August 30, 2024, between Golden Minerals Company and Butte Energy Inc.*#+
10.2	Share Purchase Agreement, dated September 27, 2024, between Golden Minerals Company and Butte Energy Inc.*+
10.3	Employment Offer Letter, effective as of August 15, 2024, between Golden Minerals Company and Joseph G. Dwyer.*+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

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

GOLDEN MINERALS COMPANY

Date:	November 19, 2024	By:	/s/ Pablo Castaños
Pablo Castaños
President and Chief Executive Officer

Date:	November 19, 2024	By:	/s/ Joseph G. Dwyer
Joseph G. Dwyer
Senior Vice President and Chief Financial Officer