Form 10-K
period 2024-12-31
Golden Minerals Co
filed 2025-04-15
CIK 1011509

W1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-13627

GOLDEN MINERALS COMPANY

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	26-4413382
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1312 17th St., Unit 2136
Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 839-5060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of Class)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2024 was approximately $5.67 million, based on the closing price of the registrant’s common stock of $0.42 per share on the NYSE American LLC on June 30, 2024. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2024 included all directors and officers and one shareholder that held approximately 10% of its outstanding common stock. The number of shares of common stock outstanding on March 31, 2025 was 15,053,048.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

GOLDEN MINERALS COMPANY

FORM 10-K

YEAR ENDED DECEMBER 31, 2024

Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “dollars” or “$” are to United States dollars.

References herein to the “Company,” “we,” “us” or “Golden Minerals” refer to Golden Minerals Company and, unless context requires otherwise, its subsidiaries.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Annual Report on Form 10-K (this “Form 10-K”) may contain forward-looking statements and forward-looking information (collectively, “forward-looking statements”) within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward- looking statements. These statements include comments relating to (i) our anticipated near-term capital needs and potential sources of capital; (ii) our plans regarding exploration activities at the Sarita Este/Desierto project and the completion of the related joint venture documents and formation of the joint venture with Cascadero Copper Corporation (“Cascadero”); (iii) plans regarding our Sand Canyon exploration property in Nevada; (iv) expectations pertaining to the collection of receivables from the sale of the Velardeña Properties; (iv) projected spending for the twelve months ending December 31, 2025; and (v) statements concerning our financial condition, business strategies, business and legal risks, and our financial outlook for 2025, including anticipated expenditures and cash inflows during the year. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this Form 10-K, including:

●	The Company’s expected near-term cash needs, including the need to raise additional cash in the near-term and whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all;
●	Higher than anticipated exploration, maintenance, general and administrative costs;
●	Whether we will receive the full amount of receivables from the sale of the Velardeña Properties and whether the timing of such collections will be delayed;
●	Plans regarding further advancement of the Sarita Este/Desierto project, including completion of the joint venture documents with Cascadero;
●	Plans regarding further advancement of the Sand Canyon project, including completion of the joint venture with Golden Gryphon Explorations, Inc.;
●	Decreases in silver and gold prices;
●	Risks related to our exploration properties, including unfavorable results from exploration and whether we will be able to advance our exploration properties;
●	Variations in the nature, quality and quantity of any mineral deposits that are or may be located at our exploration properties, changes in interpretations of geological information, and unfavorable results of drilling, metallurgical and other tests;
●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;
●	Our ability to retain key management and exploration personnel necessary to successfully operate and grow our business;
●	Economic and political events negatively affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;
●	Political and economic instability in Argentina and other countries in which we conduct our business, and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;
●	Adverse technological changes and cybersecurity threats;
●	Volatility in the market price of our common stock; and
●	The factors set forth under “Risk Factors” in Item 1A of this Form 10-K.

Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Form 10-K.

CONVERSION TABLE

In this Form 10-K, figures are presented in both United States standard and metric measurements. Conversion rates from United States standard measurement systems to metric and metric to United States standard measurement systems are provided in the table below. All currency references in this Form 10-K are to United States dollars, unless otherwise indicated.

U.S. Unit	Metric Measure	Metric Unit	U.S. Measure
1 acre	0.4047 hectares	1 hectare	2.47 acres
1 foot	0.3048 meters	1 meter	3.28 feet
1 mile	1.609 kilometers	1 kilometer	0.62 miles
1 ounce (troy)	31.1 03 grams	1 gram	0.032 ounces (troy)
1 ton	0.907 tonnes	1 tonne	1.102 tons

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

“Deposit” means an informal term for an accumulation of minerals.

“Exploration stage” means a property that has no mineral reserves disclosed.

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

“Mining claim” means a mining interest giving its holder the right to prospect, explore for and exploit minerals within a defined area.

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

“Rock formation” means a distinct layer of sedimentary or volcanic rock of similar composition.

“S-K 1300” means subpart 1300 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission, which sets forth the rules and regulations for disclosure by registrants engaged in the mining industry.

“Sampling” means selecting a fractional part of a mineral deposit for analysis.

“SEC” means the U.S. Securities and Exchange Commission.

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

“Stockpile” means discordant igneous intrusion having a surface exposure of less than 40 square miles.

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

PART I

ITEMS 1 AND 2: BUSINESS AND PROPERTIES

Overview

We are an exploration company holding majority joint venture interests in the Desierto and Sarita Este concessions, adjoining gold-silver-copper exploration projects located in northwest Salta Province Argentina (the “Sarita Este/Desierto project”); a 60% joint venture interest in Sand Canyon, an exploration stage, gold-silver project in northwestern Nevada; and other mineral exploration properties located primarily in or near historical precious metals producing regions in Argentina and Mexico.

We are primarily focused on advancing exploration activities at the Sarita Este/Desierto project, as further described below under “Description of Properties — Sarita Este” and “—Desierto”.

We restarted mining at our former Velardeña and Chicago gold-silver mining properties (the “Velardeña Properties”) in December 2023 and continued operations through the end of February 2024. However, the initial performance of both the mine and processing plant did not meet expectations. By the end of March 2024, we had processed all mined mineralized material and subsequently shut down the sulfide processing plant. The Velardeña Properties were then classified as discontinued operations held for short-term sale. We have entered into four separate sales agreements (collectively, the “Velardeña Sales Agreements”) to sell the Velardeña and Chicago mines, including both sulfide and oxide processing plants, water wells, and related equipment, to a privately held Mexican company (the “Velardeña Buyer”) for an aggregate purchase price of $5.5 million in cash, plus value added tax (“VAT”). The transactions under the first three of the Velardeña Sales Agreements, which included the combined sales of the Velardeña and Chicago mines, the sulfide processing plant and various related equipment were completed on June 20, 2024. The Velardeña Buyer agreed to pay $3.0 million plus VAT on July 1, 2024, to complete the transaction covered by the fourth Velardeña Sales Agreement, which included the oxide processing plant and water wells. The Velardeña Buyer has made payments of approximately $1.8 million through December 31, 2024. Subsequent to December 31, 2024, the Velardeña Buyer made additional payments of approximately $1.0 million bringing the total amounts paid through April 4, 2025 to approximately $2.8 million, however the Velardeña Buyer remains in default. While we retain title to the plant, the Velardeña Buyer has operational control of the plant, and we have not had access to the property since mid-year 2024. We continue to hold our remaining interests in the oxide plant at Velardeña as assets held for sale. The Velardeña Buyer has been making periodic payments and the Company believes at this time that it will eventually collect the full amount, at which time the Company will record the sale under the fourth and final Velardeña Sales Agreement.  The collection of the amount due from the final Velardeña Sales Agreement may satisfy a portion of our projected capital needs over the next twelve months.

In 2024, we also completed the sale of our wholly owned subsidiary, Silex Argentina S.A. (“Silex Argentina”), which was the sole owner of El Quevar, our former advanced exploration silver property in Argentina, for $3.5 million. We also completed the sale of our former Yoquivo gold-silver project located in Chihuahua State, Mexico (the “Yoquivo Project”) for $570,000 plus VAT, and the sale of a Mexican subsidiary holding tax losses for $445,000 plus VAT. In April 2025, the Company completed the sale of an additional Mexican subsidiary holding tax losses and five property concessions for $600,000 plus VAT. The Company is evaluating the potential sale of certain other Mexican subsidiaries that hold tax losses. Whether we can sell these subsidiaries, and the timing and price of any sale, is uncertain.

Because we no longer have operating properties to generate cash flow and do not hold any significant assets for sale, we are evaluating and pursuing alternatives to obtain funds to continue as a going concern, including the potential sale of the Company, collection of the $0.2 million plus VAT balance from the sale of the Velardeña Properties, seeking buyers or partners for certain of the Company’s other assets or obtaining equity or other external financing. In the absence of additional cash inflows, the Company anticipates that its cash resources will be exhausted in the first quarter of 2026. If we are unable to obtain additional cash resources or sell the Company, we will be forced to cease operations and liquidate.

See “—Liquidity, Capital Resources and Going Concern—2025 Liquidity Forecast and Going Concern Qualification” below.

This discussion should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this Form 10-K.

Our principal office is located at 1312 17th St., Unit 2136, Denver, CO 80202, and our registered office is the Corporation Trust Company, 1209 Orange Street, Wilmington, DE 19801.

Company History

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009. From March 2009 through September 2011, we focused on the advancement of our El Quevar silver project in Argentina. In September 2011, we completed a business combination transaction with ECU Silver Mining Inc. (“ECU”), resulting in our ownership of the Velardeña and Chicago silver, gold and base metals mines located in the Velardeña mining district in the State of Durango, Mexico, which the Company most recently operated from December 2023 until March 2024.

Corporate Structure

Golden Minerals Company, headquartered in Denver, Colorado, is the operating entity through which we conduct our business. We have a number of wholly owned subsidiaries organized throughout the world, including in Mexico, Canada, South America, the Caribbean and Europe. We generally hold our exploration rights and properties through subsidiaries organized in the countries in which our rights and properties are located.

Summary of Mining Properties

We do not have mineral reserves as defined under S-K 1300 and therefore all of our mining properties are considered to be in the exploration stage. We have approximately eight mining properties, which are listed under “Summary of Certain Mining Properties” below. In total, Golden Minerals’ properties, including our options, cover approximately 17,200 hectares.

Property Locations

Argentina Properties

-68°0.000′
-67°30.000′
N
S
W
E
Salta
-24°0.000′
Chile
Argentina
-24°30.000′
Sarita Este
Desierto
0
25
50 km
-25°0.000′

United States Property

Sand Canyon
Nevada
National
Sleeper
Twin Creeks
Midas
Getchell
Pinson
Sandman
Preble
Winnemucca
Hycroft
Rosebud
Adelaide
Lone Tree
Marigold
Gold Deposits
Sand Canyon Project
20
Miles

Mexico Properties

Summary of Certain Mining Properties

Argentina

Property	Mine and Mineral Types	Ownership, Operator, and Permitting	Facilities and Processing Plants	Recent Activities
Desierto(1)	Gold and silver exploration.	33% ownership with an option to increase its ownership to 51%. Two mining concessions (totaling 2505 hectares).	No significant facilities.	The Company has a proposed joint venture agreement with Cascadero for 51% ownership once option payment is complete.
Sarita Este(1)	Gold, silver and copper exploration.	51% ownership. Full JV documentation still in progress. One concession totaling 830 hectares. Drill permit received.	No significant facilities.

In January 2022, announced initial results from 2,516-meter diamond drill program and plans for trenching and drilling in 2022 field campaign.

In August 2022, announced results from second phase 1,286-meter diamond drill program.

In December 2022, announced results from third phase 1,120-meter diamond drill program.

Carolina and Tocota	Preliminary mineral exploration.	100% ownership interest in three concessions in the San Juan and Santa Cruz provinces.	No significant facilities.	No material exploration work has been conducted to date on Carolina. Historic drilling has been conducted on Tocota.

Nevada, United States

Property	Mine and Mineral Types	Ownership, Operator, and Permitting	Facilities and Processing Plants	Recent Activities
Sand Canyon (2)	Gold and silver exploration.	60% interest from Golden Gryphon Enterprises. Full JV documentation is in progress. 354 claims totaling 2,923 hectares. Drill permit received.	No significant facilities.	Results from initial drill program completed Q1 2020. Currently evaluating results and considering future activities.

Mexico

Property	Mine and Mineral Types	Ownership, Operator, and Permitting	Facilities and Processing Plants	Recent Activities
Rodeo	Gold and silver. Depleted open pit mine (surface).	100% owned. Two concessions covering 1,866 hectares.	No significant facilities.

Mining activities concluded during the second quarter of 2023 and processing of mined material in Q3 2023. The Company does not believe this property has material residual economic value and has a remaining asset retirement obligation.

Velardeña	None	100% owned.	Oxide processing plant, three water wells and tailings facility.	The Company is holding this property for sale. 92% of purchase price has been paid as of April 4, 2025.
Flechas	Gold and silver exploration.	100% ownership. Four concessions (totaling 951 hectares).	No significant facilities.	The property has historic production.
Miscellaneous	Preliminary mineral exploration.	Ownership interest or right to acquire an ownership in three individual concessions located in Durango.	No significant facilities.	No material exploration work has been conducted to date. Concessions were subsequently sold April 1, 2025.

(1) See “Description of Properties — Desierto” and “Description of Properties — Sarita Este” for additional details.

(2) See “Exploration Properties — Sand Canyon” for additional details.

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

Qualified Persons

Scientific and technical information contained in this Form 10-K was reviewed and approved by Warren Rehn of Rehn Consulting LLC, who is a “qualified person” as defined by National Instrument 43-101. Mr. Rehn is the former President and Chief Executive Officer of the Company and entered into a consultant agreement with the Company in 2024 upon his resignation.

No Proven or Probable Mineral Reserves/Exploration Stage Company

We are considered an exploration stage company under the criteria of S-K 1300 because we have not demonstrated the existence of mineral reserves at any of our properties. Mineral reserves cannot be considered proven or probable unless and until they are supported by a preliminary feasibility study or feasibility study, indicating that the mineral reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable.

We have not completed a preliminary feasibility study or feasibility study with regard to any of our properties to date. We expect to remain an exploration stage company for the foreseeable future. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under S-K 1300.

Description of Properties

Golden Minerals does not currently have any material properties. However, the Company is providing information on two of its exploration stage projects, the Desierto and Sarita Este properties, to provide additional context regarding its ongoing exploration activities. Neither property has established reportable mineral resources as of December 31, 2024.

Desierto

Location and Access

The center of the 2,505 hectare property is located at 24.61 degrees S latitude and 67.77 degrees W longitude. Access to the Desierto property from the city of Salta is mostly by paved roads for approximately 176 km followed by all-weather gravel roads for 230 km via National Highway 51 and Provincial Highway 27. Numerous 4 x 4 trails cross the property. Travel time is 7 to 8 hours from the city of Salta. The Desierto I and Desierto II concessions are immediately adjacent to and south of the Sarita Este concession.

There is no permanent camp at the Desierto property. Accommodation and services for exploration workers are located at the village of Tolar Grande, about 30 km away. Tolar Grande has a population of approximately 175. Travel to the Desierto property includes crossing a portion of the Salar de Arizaro. The Salta - Antofagasta railway is located 9 km to the north and the Argentine to Chile high tension power line is 110 km to the east of the property. The area is sparsely populated and there is sufficient land for mining operations. Surface water is scarce but subsurface water can be obtained from the surrounding aquifers.

Property History

In July 2011 Golden Minerals acquired, through its wholly owned Argentina subsidiary, a one-third interest in the Desierto I and Desierto II concessions in the Tolar Grande municipality, Los Andes department, Salta Province, in the altiplano region of northwestern Argentina.

The first recorded exploration in the area was related to the Taca Taca Bajo copper-gold porphyry deposit, the center of which is located 5 km to the northeast of the Desierto property Mansfield Minerals was quite active in the area in the 1990’s, acquired the Desierto concessions and is thought to be the first company to recognize the gold mineralization in the Sarita Este/Desierto gold zone. In 2002, Mansfield entered into an agreement with Antares Minerals S.A. (“Antares”). Antares drilled four shallow angled core holes to test two quartz veins with high surface silver grades. The holes cut only low-grade silver mineralization, and the property was abandoned in 2010. No mineral resources or reserves have been established and no mineralized production has occurred on the Desierto property. The Desierto property does not have reportable mineral resources as of December 31, 2024.

Title and Ownership Rights

By mutual agreement with two other parties who were also successful in a 2011 province-run lottery process to acquire the concessions, ownership of the Desierto I and Desierto II concessions is shared with a subsidiary of Cascadero, which is publicly listed on the TSXV, and a private Argentinian company, Pacha Minerals, each of the three parties with a one-third interest. The concessions total 2505 hectares and are located immediately south of the Sarita Este concession and southwest of the Taca Taca copper-gold deposit owned by First Quantum Minerals. In July 2019 Golden Minerals entered into an option agreement with Pacha Minerals to acquire its one-third interest in the Desierto Concessions. The agreement calls for payments of $1.5 million over 6 years for 28.33% of the 33.33% interest controlled by Pacha Minerals. Remaining annual payments required under the option are $200,000, $200,000, and $800,000 due in July of each year beginning in 2025. Golden Minerals holds a further option to purchase the remaining 5% for an additional payment of $1 million with no defined time limit. Pacha will retain a 0.5% NSR royalty interest upon the sale of the entirety of its one-third interest.

Cascadero Joint Venture

In 2021 Cascadero and Golden Minerals signed a non-binding letter agreement to form a joint venture on the Desierto concessions, 51% controlled by Golden Minerals and 49% by Cascadero. The letter agreement provided that Golden Minerals would contribute its option on the Pacha Minerals interest to the joint venture. The parties agreed to split the payments for the option according to the proposed joint venture interests. The parties agreed to delay the formation of the joint venture while legal action was underway to unwind the cancelation of the Desierto I concession, a decision made in error by the Salta Ministry of Mines. That legal action was successfully completed in November of 2024. The parties are now in the process of negotiating the formation of the joint venture.

Geology and Mineralization

The properties are located in the southern portion of the Sierra de Taca Taca, a mountain range formed of uplifted Ordovician granite along a fault located at the western margin of the Salar de Arizaro. To the west and paralleling the salar margin, lies a 2 km wide graben that likely postdates the uplift faulting. The properties of La Sarita Este and Desierto I and II lie between these two major structures. Although the granite is cut by numerous dykes from the Late Permian through to Triassic, it is thought that the Oligocene rhyodacitic intrusions are responsible for the majority of the copper porphyry mineralization in the area. It is unclear what is responsible for volcanic hosted gold veining on the La Sarita Este and Desierto I properties, but there is strong evidence of a larger system at depth.

The prominent feature on the eastern portion of the concessions is the Ordovician Taca Taca granitic batholith which has been intruded by Permo - Triassic syenite to trachyte dykes and local monzonite plugs. The north-central portion of the area is dominated by a Late Permian volcanic unit. The northwest central portion of the area is covered by a recent dacitic dome and related intermediate to felsic volcanic rocks. The dome and related volcanics occupy what appears to be a large 2 km wide graben structure. West of the graben lie granite and quartz monzonite of the Sierra de Taca Taca Range, hosting the Taca Taca Alto porphyry. Intermediate to felsic Tertiary volcanic tuffs, flows, and volcaniclastic sediments cover most of the southern portion of the concession area.

Alteration and Mineralization

Hydrothermal alteration related to prospective mineralization is parallel to, and zoned away from, the margins of the salar. The southern region is characterized by potassic and alunite-clay alteration in the vicinity of syenite/trachyte dykes. The central region is characterized by a weak sericite-clay-limonite alteration reminiscent of hanging wall alteration around a porphyry system. The westernmost alteration, before entering the large graben structure, is predominantly moderate to strong hematite. The surface alteration pattern suggests a deeper mineralizing system could be found at depth, centered in the region of the monzonite plugs. The volcanic unit, separating Taca Taca Bajo from the La Sarita Este and Desierto I, has moderate hornfelsing.

Structurally the region is cut by an abundance of strong NW-SE and NNW-SSE linear features which are likely fault-related although there is little evidence of fault displacement. Regardless of their origin, the linear structures appear to control alteration and mineralization patterns. A 3 km x 1 km trend of silica ‘ribs’ representing veins extends south from the dacite dome into Desierto II. Sampling of the silica ribs has defined gold and silver grades of potential economic significance.

A permit has been approved for exploration drilling on the concessions, which is expected to commence in 2025 once the potential Cascadero joint venture agreement is formalized, to test for the extension of gold mineralization encountered on the Sarita Este concession immediately north of Desierto I and to test several other prospective geochemical and geophysical anomalies on the Desierto property.

Sarita Este

Location and Access

Access to the Sarita Este property from the city of Salta is mostly by paved roads for approximately 176 km followed by all-weather gravel roads for 230 km via National Highway 51 and Provincial Highway 27. Numerous 4 x 4

trails cross the property. Travel time is 7 to 8 hours from the city of Salta. The center of the concession is located at 24.58 degrees S latitude and 67.77 degrees W longitude.

There is no permanent camp at the Sarita Este property. Accommodation and services for exploration workers are located at the village of Tolar Grande, about 30 km away. Tolar Grande has a population of approximately 175. Travel to the property includes crossing a portion of the Salar de Arizaro. The Salta - Antofagasta railway is located 9 kilometers to the north and the Argentine to Chile high tension power line is 110 km to the east of the property. The area is sparsely populated and there is sufficient land for mining operations. Surface water is scarce but subsurface water can be obtained from the surrounding aquifers.

Property History

There has been historical prospecting on the Sarita Este property, commencing with its discovery by Mansfield Minerals in 1996. Three small trenches were dug but not sampled in 2012. Historically, no systematic sampling had occurred on the property; however, grab samples from prospecting have yielded high grade gold results in excess of one ounce per ton. Limited historic mapping outlined encouraging sericitic and phyllic alteration that is coincident with the known mineralization.

Soil sampling, trench sampling, mapping and prospecting, ground and air magnetic surveys, and analysis of spectral imagery was carried out by Cascadero up to 2018 and by the Company after the option agreement was signed in 2019. Soil sampling delineated a gold in soil anomaly covering an area of about 1 square kilometer in the south central portion of the Sarita Este concession and extending south onto the Desierto I concession.

In the fourth quarter of 2021, we completed the first drill program ever conducted at Sarita Este, which involved drilling 10 diamond drill holes totaling 2,518 meters to explore untested epithermal gold-silver and copper porphyry targets. In January 2022, we announced assay results from the drill program, which we believe indicate the potential for a significant gold system. We completed a second drill program in June 2022 designed to offset and further delineate mineralization associated with the gold intervals encountered in the first drill program. The Sarita Este property does not have reportable mineral resources as of the year ended December 31, 2024.

Title and Ownership Rights

The Sarita Este concession is titled to Cascadero. There is a 1% NSR royalty on the Sarita Este concession to Northwestern Enterprises Ltd.

In December 2019, we paid $150,000 to enter into an option agreement with Cascadero to acquire a 51% interest in the Sarita Este concession (830 hectares). The option agreement called for us to spend at least $0.3 million in exploration expenditures and complete a 2,000-meter drill program by the end of 2021, another $0.5 million by the end of 2022, and another approximately $1.6 million by 2023 for a total $2.5 million. We have exceeded the drilling requirements and have spent approximately $3.0 million since entering into the agreement in December 2019. We have completed the earn-in requirements and are working with Cascadero to complete the joint venture documents. The concessions are on Argentine federal land within the municipality of Tolar Grande. The surface rights are not allocated or granted to any party. Salta province has set a 3% royalty on production value subject to deductions for some costs of production.

Geology and Mineralization

The basement lithologies in the map area consist of granodiorite and granite of Ordovician age referred to as the Taca Taca granite. The Taca Taca granite has been intruded by Late Permian granite and aplite rocks and overlain by Late Permian sediments and volcaniclastics. These have been cross cut and overlain by Eocene-Oligocene volcanic rocks of the Santa Inez complex, including rhyodacitic hypabyssal intrusions, dykes, flow domes, crystal lapilli tuff and crystal tuff. The west central portion of the property is covered by a recent dacitic dome. This large feature occupies an interpreted 2 km wide graben structure. The structural fabric observed in the Ordovician granite host rock of the Taca Taca Bajo deposit is characterized by the presence of discrete but widespread NNE-SSW and NW-SE trending, steeply dipping proto-mylonite to mylonite zones. The emplacement of Oligocene rhyodacitic dykes, quartz veining related to the porphyry system, fractures, and small scale faults were controlled by these pre-existing zones of structural weakness. The Sierra de Taca Taca region also contains an abundance of strong NW-SE and NNW-SSE lineaments.

The predominant style of mineralization on the property is oxidized gold bearing quartz-limonite after pyrite micro veins that also yield anomalous values in lead, zinc and copper. These veins occur within sinuous zones of mostly quartz-sericite and lesser clay altered crystal lapilli tuff. The Sarita Este soil geochemistry grid and resulting anomalous gold zone is positioned over these zones. Mineralization at the Taca Taca Bajo porphyry deposit to the northeast is Oligocene in age. Although no geochronology has been performed on the Sarita Este mineralization, it is believed to be of similar age.

Drill Results

Golden Minerals drilled 4,923 meters in 51 diamond drill holes between 2020 and 2022. Results indicate a contiguous area of gold mineralization along the south-central property boundary over an area of about 40,000 square meters defined by gold results in 25 drill holes. The best drill hole to date yielded 52.5m of 1.49 g/t Au and 5.2 g/t Ag from 0m, including 3.7m of 7.27 g/t Au and 12.1 g/t Ag. Other significant mineralized intervals are:

●	2.2m of 27.47 g/t Au and 3.1 g/t Ag from 14.8m, including 0.6m of 102.5 g/t Au and 10.6 g/t Ag
●	20.6m of 1.37 g/t Au and 3.0 g/t Ag from19.5m, including 10.9m of 2.01 g/t Au and 4. g/t Ag
●	5.2m of 1.65 g/t Au, 1.5 g/t Ag from 0m
●	16.3m of 1.56 g/t Au and 6.0 g/t Ag from 12m, including 2.8m of 3.04g/t Au and 8.5 g/t Ag
●	12.5m of 2.11 g/t Au and 2.5 g/t Ag from 23.5m, including 1.5m of 10.29 g/t Au and 2.7 g/t Ag
●	15.8m of 2.76g/t Au and 0.8 g/t Ag from 32.5m, including 4.3m of 8.39 g/t Au and 2.3 g/t Ag
●	9.5m of 2.39 g/t Au and 5.6 g/t Ag from 40.5m, including 3.5m of 4.84 g/t Au and 11.2 g/t Ag
●	6.3m of 4.38 g/t Au and 7.5 g/t Ag from 0m, including 2.5m of 9.14 g/t Au and 11.7 g/t
●	12.8m of 1.68 g/t Au and 6.2 g/t Ag from 7.0m
●	2.5m of 3.98g/t Au and 4.3g/t Ag from 28.5m
●	9.9m of 1.91 grams per tonne (“g/t”) Au and 5.0 g/t Ag including 3.7m of 2.52 g/t Au and 5.3 g/t Ag
●	8.0m of 1.74 g/t Au and 1.0 g/t Ag including 1.0m of 12.0 g/t Au and 1.9 g/t Ag
●	3.7m of 1.64 g/t Au and 0.3 g/t Ag including 1.0m of 5.17 g/t Au and 0.3 g/t Ag

The gold mineralized area is open to the south, north, and east. The largest untested portion of the soil gold anomaly is to the south on the Desierto I concession. We believe that the assay results from these programs point to a potentially economic shallow oxidized gold system.

Exploration Properties

We currently control a portfolio of six exploration properties located primarily in certain traditional precious metals producing regions of Mexico, Argentina, and Nevada, USA. We do not consider any of our exploration properties to be individually material, including those noted above.

Sand Canyon

During the second quarter of 2019 we entered into an earn-in agreement with Golden Gryphon Explorations, Inc. (“Golden Gryphon”) for the Sand Canyon project located in northwestern Nevada, where surface work has identified a large system of epithermal veins with potential for gold and silver deposits. The Sand Canyon property consists of 354 unpatented mining claims totaling approximately 7,223 acres (2,923 hectares). We have since amended that agreement on three occasions in order to extend the time period during which we are able to satisfy the spending commitments, which were completed in 2024. We earned a 60% interest in the Sand Canyon project by spending $2.5 million in exploration expenses over six years. In January 2025, we notified Golden Gryphon of our intent to exercise our earn-in right for a 60% interest in the project, and we are working to complete the joint venture documentation.

We completed an initial drill program of approximately 1,800 meters in 4 diamond drill holes in Q1 2020. The drill holes were placed to target surface geochemical and geophysical anomalies associated with epithermal veining observed in outcrops. Drill holes tested two epithermal vein target areas on the property, the DeLong Canyon target and the Sand Canyon target. The drill hole collared to test the DeLong Canyon target did not encounter any veins or significant anomalous geochemical values. Interpretation shows that a fault offset and rotation due to faulting likely caused the drill hole to miss the vein system as projected from surface. The three drill holes collared to test the veins and anomalies in the Sand Canyon target area all intersected narrow vein and breccia structures with low anomalous values of Ag, As, Sb, and Mo. No potentially economic concentrations of precious metals were encountered in any of the four drill holes. Plans for further testing of the mineralized system are being considered, including further drill targeting studies in areas of favorable geochemical anomalies and geologic structures.

Mexican Properties

We hold a 100% interest in the Rodeo gold mine (“the Rodeo Property”) in Durango State, Mexico. We believe the mineral resource at the Rodeo Property is depleted and is no longer considered to have reasonable prospects for economic extraction.  The Company has a remaining asset retirement obligation for which it has accrued approximately $450,000. The Company also holds four concessions at Flechas and seven other minor concessions at various sites, all of which have had no material exploration work conducted on them.

In December 2023, we sold the Santa Maria gold-silver exploration property in Mexico to a private party for $1.5 million in cash plus VAT, plus a 1.5% NSR royalty on gold and silver production, capped at $1.0 million.

In November 2024, we sold the Yoquivo Project to Advance Metals Limited (“AVM”) for $570,000 in cash, plus VAT.

Our Competitive Strengths and Business Strategy

We are focused on evaluating and advancing properties currently under company control in North and South America. Our exploration efforts will continue primarily at the Sarita Este/Desierto and Sand Canyon projects.

Experienced Management Team. Our board of directors and management combined have decades of experience in exploration, project development, and operations management, primarily in the Americas.

Executive Officers of Golden Minerals

Name	Age	Position
Pablo Castanos	53	President and Chief Executive Officer; Director
Joseph G. Dwyer	56	Senior Vice President and Chief Financial Officer

Pablo Castanos (53). Mr. Castanos joined Golden Minerals in July of 2023 as Executive Vice President and was appointed President and Chief Executive Officer in June 2024. Prior to joining Golden Minerals, since 2016, Mr. Castanos acted as a private investor in real estate development and construction companies located in Querétaro, Mexico and Austin, Texas. Mr. Castanos has more than twenty years of global and strategic expertise, including fifteen years in the mining industry, in positions focusing on strategic planning, finance, compliance, sustainability, government affairs and risk management. He holds a Master of Business Administration in Finance from Gabriela Mistral University in Santiago, Chile.

Joseph G. Dwyer (56). Mr. Dwyer joined Golden Minerals as Corporate Controller in September 2022 and was appointed Chief Financial Officer and Corporate Secretary in August 2024. Previously, he served as a consultant at Bridgepoint Consulting in 2022, Vice President and Corporate Controller at Kärcher North America from 2020 to 2022, and Director of Business Operations at Westmoreland Coal Company from 2016 to 2019. Mr. Dwyer has over twenty years of experience with publicly held companies in corporate accounting, financial process and internal audit and as a manager within Deloitte’s assurance practice. Mr. Dwyer has informed the Company that he will resign from this position effective May 31, 2025, and has agreed to provide consulting services for a limited period following his resignation.

Metals Market Overview

We are an emerging precious metals exploration company with silver and gold exploration properties in Argentina and Nevada. Descriptions of the markets for these metals are provided below.

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

The following table sets forth for the periods indicated on the London Fix high and low silver fixes in U.S. dollars per troy ounce. On April 4, 2025, the closing price of silver was $29.59 per troy ounce.

	Silver
Year	High	Low
2013	$32.23	$18.61
2014	$22.05	$15.28
2015	$18.23	$13.71
2016	$20.71	$13.58
2017	$18.56	$15.22
2018	$17.52	$14.13
2019	$19.31	$14.38
2020	$19.31	$12.01
2021	$28.89	$21.53
2022	$29.59	$17.77
2023	$26.03	$20.09
2024	$24.50	$22.09
2025*	$34.57	$28.84

* Through April 4, 2025.

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

The following table sets forth for the periods indicated on the London Fix PM high and low gold fixes in U.S. dollars per troy ounce. On April 4, 2025, the closing price of gold was $3,037 per troy ounce.

	Gold
Year	High	Low
2013	$1,694	$1,192
2014	$1,385	$1,142
2015	$1,296	$1,049
2016	$1,366	$1,077
2017	$1,346	$1,151
2018	$1,355	$1,178
2019	$1,546	$1,270
2020	$1,672	$1,527
2021	$1,957	$1,685
2022	$2,039	$1,629
2023	$2,078	$1,811
2024	$2,171	$1,985
2025*	$3,167	$2,616

* Through April 4, 2025.

Employees

 As of April 4, 2025 we have four full-time employees in the United States.

Competition

There is aggressive competition within the mining industry for the acquisition of a limited number of mineral resource opportunities, and many of the mining companies with which we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties, as well as on exploration and advancement of their mineral properties. We also compete with other mining companies for the acquisition and retention of skilled mining engineers and mechanics, geologists, geophysicists and other experienced technical personnel. Our competitive position depends upon our ability to successfully and economically advance new and existing silver and gold properties. Failure to achieve and maintain a competitive position could adversely impact our ability to obtain the financing necessary for us to advance our exploration properties.

Available Information

We make available, free of charge through our website at www.goldenminerals.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information on our website is not incorporated into this Form 10-K and is not a part of this report. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company also files reports under Canadian regulatory requirements on the System for Electronic Document Analysis and Retrieval (“SEDAR+”). The Company’s reports which are filed on SEDAR+ can be found under the Company’s SEDAR+ profile at www.sedarplus.ca.

ITEM 1A: RISK FACTORS

Investors in Golden Minerals should consider carefully, in addition to the other information contained in, or incorporated by reference into, this Form 10-K, the following risk factors:

Risk Factors related to our Financial Circumstances

There is substantial doubt about whether we can continue as a going concern.

At April 4, 2025, our aggregate cash and cash equivalents totaled approximately $4.0 million. In the absence of sufficient sales of certain dormant subsidiary tax losses, the collection of the balance due from the sale of the Velardeña Properties, equity financing or other external funding, the Company’s cash balance is expected to be depleted during the first quarter of 2026. Therefore, our continuation as a going concern is dependent upon our achieving future external funding or a strategic transaction. However, there is no assurance that we will be successful in selling tax losses or collecting the balance from the fourth Velardeña Sales Agreement, or completing a financing or a strategic transaction. Accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next twelve months as a going concern. Ultimately, in the event that we cannot obtain additional financial resources, we will have to liquidate our business interests and investors may lose their investment. The accompanying consolidated financial statements have been prepared assuming that our company will continue as a going concern. Continued operations are dependent on our ability to obtain additional financial resources. Such additional financial resources may not be available or may not be available on acceptable terms. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Such adjustments could be material.

We are an exploration stage company and do not have a source of revenue.

We have a history of operating losses. Although our Rodeo Property generated revenue and free cash flow in 2021 and 2022, that project concluded operations as expected in 2023. We restarted mineral extraction at the Velardeña Properties in late December 2023; however, we elected to shut down mining operations in February 2024 because initial production did not achieve our expected results. Since we were unable to generate sufficient revenue and net operating margins from operating the Velardeña Properties, we are dependent on future external financing to fund our corporate expenses and exploration activities. There is no assurance that such financing will be available on acceptable terms or at all (see “— We may not have access to sufficient future capital.”).

Our results of operations, cash flows and the value of our exploration properties is highly dependent on the market prices of gold and silver and certain base metals, and these prices can be volatile.

The value of our exploration properties is directly related to the market price of gold, silver, and certain base metals. The price of gold and silver may also have a significant influence on the market price of our common stock. The market prices of these metals historically have fluctuated significantly and are affected by numerous factors beyond our control, including: (i) global or regional consumption patterns; (ii) supply of and demand for gold and silver on a worldwide basis; (iii) speculative and hedging activities; (iv) expectations for inflation; (v) political and economic conditions; (vi) supply of, and demand for, consumables required for extraction and processing of metals; and (vii) general economic conditions worldwide. In the event metal prices decline or remain low for prolonged periods of time, we might be unable to advance or develop our exploration properties, which may adversely affect our results of operations, financial performance, and cash flows. An asset impairment charge may result from the occurrence of unexpected adverse events that impact the market value of our exploration properties, including a material diminution in the price of metals.

We may not have access to sufficient future capital.

We expect to require additional external financing to fund our continuing business activities.

We do not have a credit or other commercial financing arrangement in place that would finance our general and administrative costs and other working capital needs to fund our continuing business activities in the future, and we believe that securing credit for these purposes would be challenging. In addition, commercial financing arrangements may not be available on favorable terms or on terms that would not further restrict our flexibility and ongoing ability to meet our cash requirements over a reasonable period of time.

We also may not be able to obtain funding by monetizing additional non-core exploration or other assets at an acceptable price. Although we may be able to access public equity markets, significant equity issuances may be dilutive to our existing stockholders.

We cannot assure you that we will be able to obtain financing to fund our general and administrative costs and other working capital needs and to fund our continuing business activities in the future on favorable terms or at all. Failure to obtain financing could result in delay or indefinite postponement of exploration, the possible partial or total loss of our interest in our exploration properties, or liquidation of the Company.

The December 2024 delisting of our common stock from the NYSE American may result in lower trading volumes and liquidity and lower prices of our common stock and make it more difficult for us to raise capital.

Our common stock was delisted from the NYSE American LLC (the “NYSE American”) on December 16, 2024, due to our inability to maintain a minimum amount of stockholders’ equity in compliance with Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide (the “Company Guide”). Since our delisting, our common stock traded on the OTC Pink Market until February 3, 2025, when quotation of our common stock commenced on the OTCQB Venture Market. Our delisting from the NYSE American adversely impacted our share price and may make it more difficult for us to raise capital in the future.

The OTCQB market may remove our securities from trading on its marketplace, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock trades on the OTCQB. We cannot assure you that our securities will continue to trade on the OTCQB or any other marketplace in the future. To remain eligible for trading on the OTCQB, we must: (i) maintain a minimum bid price of $0.01; (ii) have a minimum freely traded float of at least 10% of our total issued and outstanding common stock; (iii) maintain at least 50 beneficial shareholders, each holding a minimum of 100 shares; (iv) not be in bankruptcy; (v) remain in good standing in each jurisdiction where we are organized or conduct business; and (vi) file all required applications and pay all necessary fees to the OTCQB. We cannot assure you that we will be able to meet these listing requirements in the future. If we are unable to maintain our quotation for trading on the OTCQB, it could significantly limit an individual investor’s ability to buy or sell our securities, if at all.

The impact of our 1-for-25 reverse stock split on the future market price of our common stock is uncertain.

On May 30, 2023, we filed an amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate, effective June 9, 2023, a one-for-25 reverse stock split of the shares of the Company’s common stock, par value $0.01 per share. The Company’s common stock began trading on a split-adjusted basis on June 9, 2023. In connection with the reverse stock split, the total number of shares of common stock authorized for issuance was reduced from 350,000,000 shares to 28,000,000 shares in proportion to the reverse stock split. Our decision to undergo the reverse stock split was prompted by receipt of a notice letter from NYSE American citing our low stock price and NYSE American’s concerns about our compliance with its continued listing standards. Effective May 13, 2024, we increased our total number of shares of common stock authorized for issuance from 28,000,000 to

100,000,000. Then, effective December 16, 2024, our common stock was delisted from the NYSE American due to noncompliance with certain listing maintenance standards related to the Company’s stockholders’ equity (see “— The delisting of our common stock from the NYSE American may result in lower trading volumes and liquidity, lower prices of our common stock and make it more difficult for us to raise capital.”).

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

Risks Related to our Operations

We are party to a collective bargaining agreement with a union in Mexico that, together with labor and employment regulations, could adversely affect our financial condition.

Mine employees in Mexico are typically represented by a union, and our relationship with most of our employees in Mexico was governed in part by a collective bargaining agreement which remains in effect. We have no certainty as to the terms under which the collective bargaining agreement may be terminated, if at all, and the negotiation process could involve risks that may further impact our financial condition.

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete.

Competition in the mining industry for desirable properties, investment capital and human capital is intense. Numerous companies headquartered in the United States, Canada, and elsewhere throughout the world compete for properties and human capital on a global basis. We are a small participant in the mining industry due to our limited financial and human capital resources. We presently operate with a limited number of people and we anticipate operating in the same manner going forward. We compete with other companies in our industry to hire qualified employees and consultants when needed to successfully advance our exploration properties. We may be unable to attract the necessary human capital to fully explore our properties and to acquire other desirable properties. Additionally, if we lose key personnel or one or more members of our senior management team, and we fail to develop adequate succession plans, or if we fail to hire or contract for, retain and develop qualified and diverse employees, our business, financial condition, results of operations and cash flows could be harmed. We believe that competition for acquiring mineral properties, as well as the competition to attract and retain qualified human capital, will continue to be intense in the future.

The nature of mineral exploration, mining, and processing activities involves significant hazards, a high degree of risk, and the possibility of uninsured losses.

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are subject to all of the operating hazards and risks normally incident to exploring for minerals, such as; social, community or labor disputes resulting in work stoppages or delays, or related loss of social acceptance of community support; changes to legal and regulatory requirements; unanticipated variations in grade and other geologic problems; environmental hazards; ground and water conditions; access to water for exploration or future operations; difficult surface or underground conditions; industrial accidents; security and technology failures or incidents; metallurgical and other processing problems; mechanical and equipment issues; unusual or unexpected rock formations; personal injury; natural disasters; and decrease in the value of mineralized material due to lower gold, silver and metal prices, any of which could result in damage to, or destruction of, life or property, environmental damage and possible legal liability. We may also not be insured against all interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our properties. A significant loss could force us to reduce or suspend exploration of our properties, adversely affect our business, financial condition, results of operations and cash flow and cause us to have to liquidate our business interests and investors to lose their investments.

Our exploration activities, strategic transactions, or any acquisition activities may not be commercially successful and could fail to lead to metal production or fail to add value.

Substantial expenditures are required to acquire mining or exploration properties, establish mineral reserves through drilling and analysis, develop metallurgical processes to extract metal from the ore and develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot be assured that any such activities will be commercially successful, lead to metal production, or add value.

Risks related to our Exploration Activities

Our exploration properties may not contain mineral reserves.

We have not established that our current or previously owned properties contain any mineral reserve, nor can there be any assurance that we will be able to do so. A mineral reserve is defined by the SEC in Regulation S-K 1300 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of Regulation S-K 1300 is extremely remote; in all probability our mineral properties do not contain any “reserves” and any funds that we spend on exploration could be lost. Even if we do eventually discover mineral reserves on our properties, there can be no assurance that they can be developed into producing mines and we can extract those minerals. Both mineral exploration and development involve a high degree of risk and few mineral properties which are explored are ultimately developed into producing mines.

The exploration of mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

Mineral exploration is highly speculative in nature and frequently results in no or very little return on amounts invested to evaluate a particular property. Substantial expenditures are required to: (i) establish the existence of a potential ore body through drilling and metallurgical and other testing techniques; (ii) determine metal content and metallurgical recovery processes to process metal from the ore; (iii) determine the feasibility of mine development and mineral extraction; and (iv) construct, renovate or expand mining and processing facilities. If we discover a deposit or ore at a property, it usually takes several years from the initial phases of exploration until mineral extraction is possible, if at all. During this time, the economic feasibility of a project may change because of increased costs, lower metal prices or other factors. As a result of these uncertainties, our exploration programs may not result in the identification of proven and probable mineral reserves in sufficient quantities to justify developing a particular property.

We may acquire additional exploration or mining properties, and our business may be negatively impacted if reserves are not located on acquired properties or if we are unable to successfully execute and/or integrate the acquisitions.

We have in the past, and may in the future, acquire additional exploration or mining properties. There can be no assurance that reserves will be identified on any properties that we acquire. We may experience negative reactions from the financial markets if we complete acquisitions of additional properties and reserves are not located on acquired properties. There can be no assurance that we will be able to complete any acquisitions successfully, or that any acquisition will achieve anticipated synergies or other positive results. Any material problems that we encounter in connection with such an acquisition could have a material adverse effect on our business, results of operations and financial position. These factors may adversely affect the trading price of our common stock.

Regulatory Risks

Our operations are subject to ongoing permitting requirements, which could result in the delay, suspension or termination of our operations.

Our operations, including our exploration drilling programs, require ongoing permits from governmental and local authorities. The continued evaluation of our Sarita Este/Desierto project and other exploration activities will require additional permits from various governmental authorities. We may also be required to obtain certain property rights to access or use our properties. Obtaining or renewing licenses and permits, and acquiring property rights, can be complex and time-consuming processes. There can be no assurance that we will be able to acquire all required licenses, permits or property rights on reasonable terms or in a timely manner, or at all, and that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties. If we cannot obtain or maintain the necessary permits or if there is a delay in receiving future permits, our timetable and business plan will be adversely affected and may prevent or make future exploration, mining and processing activities economically unfeasible.

Our primary exploration activities are in countries with developing economies and are subject to the risks of political and economic instability associated with these countries.

We currently conduct exploration activities in Argentina and the United States. Argentina and other emerging markets in which we may conduct business have from time to time experienced economic or political instability. We may be materially adversely affected by risks associated with conducting exploration activities in countries with developing economies, including various levels of political, economic, legal and other risks and uncertainties, local acts of violence; military repression; extreme fluctuations in currency exchange rates; high rates of inflation; labor unrest; the risks of war or civil unrest; expropriation and nationalization; renegotiation or nullification of existing concessions, licenses, permits and contracts; illegal mining; acts of political corruption; changes in taxation policies; restrictions on foreign exchange and repatriation; and changing political conditions, currency controls and governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

Our Mexican properties are subject to a variety of governmental regulations governing health and worker safety, employment standards, waste disposal, protection of historic and archaeological sites, mine development, protection of endangered and protected species, purchase, storage and use of explosives and other matters. Specifically, our discontinued activities related to the Rodeo and Velardeña Properties are subject to regulation by SEMARNAT, the Comisión Nacional del Agua, which regulates water rights, and Mexican mining laws. Mexican regulators have broad authority to shut down and levy fines against facilities that do not comply with regulations or standards. As such, our properties and activities in Mexico may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that increase the costs related to our mining and exploration activities or the maintenance of our properties.

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

Future changes in applicable laws and regulations, changes in their enforcement or regulatory interpretation, or shifts in the prevailing political climate in Argentina, the United States or any of the countries in which we may conduct exploration activities could adversely affect our business, could negatively impact current or planned exploration activities at our properties or in respect of any of our projects currently in, or projects with which we become involved in, such countries. Any failure to comply with applicable laws and regulations, even if inadvertent, could result in the interruption of exploration or material fines, penalties or other liabilities.

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

Environmental legislation in Argentina and in many other countries is evolving in a manner which will likely require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulation in the jurisdictions where our properties are located may adversely affect our business, make our business prohibitively expensive, or prohibit it altogether. We cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or regulatory agencies or stricter interpretation of existing laws, may (i) necessitate significant capital outlays, (ii) cause us to delay, terminate or otherwise change our intended activities with respect to one or more projects, or (iii) materially adversely affect our future exploration activities.

Many of our properties are located in areas of prior mining activity and we may encounter legacy environmental damage.

The Velardeña Properties and many of our exploration properties or sold properties are located in historic mining districts where prior owners, including ECU in the case of the Velardeña Properties, may have caused environmental damage that may not be known to us or to applicable regulators. At the Velardeña Properties and in most other cases, we have not conducted comprehensive environmental analyses of our mineral properties. Insurance fully covering many environmental risks (including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and mining) is not generally available. To the extent environmental hazards may exist on the properties in which we currently hold interests, have sold our interest or may hold interests in the future, that are unknown to us at present and that have been caused by us, or by previous owners or operators, or that may have occurred naturally, and to the extent we are subject to environmental requirements or liabilities, the cost of compliance with these requirements and satisfaction of these liabilities could have a material adverse effect on our financial condition and results of operations. If we are unable to fully fund the cost of remediation of any environmental condition, we may be required to suspend activities or enter into interim compliance measures pending completion of the required remediation.

Climate change and climate change legislation or regulations could impact our business.

We are subject to physical risks associated with climate change which could seriously harm our results of operations and increase our costs and expenses. The occurrence of severe adverse weather conditions, including increased temperatures and droughts, fires, longer wet or dry seasons, increased precipitation, floods, hail, snow, or more severe storms, may have a potentially devastating impact on our operations. Adverse weather may result in physical damage to our operations, instability of our infrastructure and equipment, washed-out roads to our projects, and alter the supply of water and electricity to our properties. Increased temperatures may also decrease worker productivity at our projects and raise cooling costs. Should the impacts of climate change be material in nature or occur for lengthy periods of time in the areas in which we operate, our financial condition or results of operations would be adversely affected.

Changes in the quantity of water, whether in excess or deficient amounts, may impact exploration and development activities, mining and processing operations, water storage and treatment facilities, tailings storage facilities, closure and reclamation efforts, and may increase levels of dust in dry conditions and land erosion and slope stability in case of prolonged wet conditions. Increased precipitation, extreme rainfall events or increased snowfall may potentially impact tailings storage facilities through flooding of the water management infrastructure, exceeding surface water runoff network capacity, overtopping the facility, or undermining the slope stability of the structure. Increased amounts of water may also result in extended periods of flooding affecting exploration activities, maintenance and storage facilities, or may exceed current water treatment facility capacity to store and treat water or other physical conditions resulting in an unintended overflow either on or off of the mine site property.

U.S. and international legislative and regulatory action intended to ensure the protection of the environment are constantly changing and evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. Transitioning our business to meet regulatory, societal and investor expectations may cause us to incur greater costs than originally estimated for new exploration projects and development plans of existing operations.

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

Title to the Velardeña, Sarita Este/Desierto properties and our other properties and rights may be defective or may be challenged.

Our policy is to seek to confirm the validity of our rights to, title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Title insurance is not available for our mineral properties, and our ability to ensure that we have obtained secure rights to individual mineral properties or mining concessions may be severely constrained. Accordingly, the Velardeña, Sarita Este/Desierto properties and our other mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, we may be unable to conduct activities on our properties as permitted or to enforce our rights with respect to our properties, and the title to our mineral properties may also be impacted by government action. We have not conducted surveys of all of the exploration properties in which we hold direct or indirect interests and, therefore, the precise area and location of these exploration properties may be in doubt.

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

Under the laws of Mexico, mineral resources belong to the state, and government concessions are required to explore for or exploit mineral reserves. Mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to the Mexican mining law and regulations thereunder. We hold title to the Rodeo Property and our other properties in Mexico through these government concessions, but there is no assurance that title to our other properties will not be challenged or impaired. The properties may be subject to prior unregistered agreements, interests or native land mining claims, and title may be affected by undetected defects. A defect could result in our losing all or a portion of our right, title, and interest in and to the properties to which the title defect relates.

Our Sarita Este/Desierto mining concessions and our other mining concessions in Argentina and Mexico may be terminated if our obligations to maintain the concessions in good standing are not satisfied, including obligations to explore or exploit the relevant concession, to pay any relevant fees, to comply with all environmental and safety standards, to provide information or to allow inspections by appropriate agencies. In addition to termination, failure to make timely concession maintenance payments and otherwise comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure could result in reduction or expropriation of entitlements.

Mining concessions in Mexico and Argentina give exclusive exploration and exploitation rights to the minerals located in the concessions but do not include surface rights to the real property, which requires that we negotiate the necessary agreements with surface landowners. Many of our mining properties are subject to the Mexican ejido system requiring us to contract with the local communities surrounding the properties in order to obtain surface rights to land needed in connection with our mining exploration activities (see “—Our ability to develop our Mexican properties is subject to the rights of the Ejido (agrarian cooperatives) who use or own the surface for agricultural purposes.”). Our inability to maintain and periodically renew or expand these surface rights on favorable terms or otherwise could have a material adverse effect on our business and financial condition.

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

Some of our costs are subject to exchange control policies, the effects of inflation, and currency fluctuations between the U.S. dollar and the Mexican peso or the Argentine peso.

Our general administrative costs and some exploration costs and external funding are primarily denominated in U.S. dollars. However, certain future costs at the Rodeo Property are denominated in Mexican pesos and at our Sarita Este/Desierto properties are denominated in Argentine pesos. These costs principally include electricity, labor, water, maintenance, local contractors and fuel. The appreciation of the foreign currency against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico and Argentina, which can adversely impact our operating results and cash flows. Conversely, depreciation of the foreign currency decreases operating costs and capital asset purchases in U.S. dollar terms. When inflation in Mexico or Argentina increases without a corresponding devaluation of the Mexican or Argentine peso, our financial position, results of operations and cash flows could be adversely affected. The annual average inflation rate in Mexico was approximately 4.7% in 2024, 5.9% in 2023 and 7.9% in 2022, and in Argentina was approximately 117.8% in 2024, 211.4% in 2023, and 72.4% in 2022. At the same time, the local currency has been subject to fluctuation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the Mexican peso decreased by 18.7% in 2024, 11.8% in 2023, and 4.9% in 2022, and the value of the Argentine peso decreased by 21.4% in 2024, 77.9% in 2023 and 41.7% in 2022. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including ongoing conflicts between Ukraine and Russia and in the Middle East. Continuing increases in inflation could increase our costs of labor and other costs related to our business, which could have an adverse impact on our business, financial position, results of operations and cash flows.

In addition, fluctuations in currency exchange rates may have a significant impact on our financial results. There can be no assurance that the Mexican government or the Argentine government will maintain their current policies with regard to their currencies or that the value of these currencies will not fluctuate significantly in the future. We cannot assure you that currency fluctuations, inflation and exchange control policies will not have an adverse impact on our financial condition, results of operations, earnings and cash flows.

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

In addition to other risk factors identified in this Form 10-K and due to volatility associated with equity securities in general, the value of a shareholder’s investment could decline due to the impact of numerous factors upon the market price of our common stock, including:

●	Changes in the worldwide price for the metals for which we explore;
●	Adverse results from our exploration efforts;
●	Political and regulatory risks and social unrest, including the conflicts between Ukraine and Russia and in the Middle East;
●	Weather conditions and extreme weather events, including unusually heavy rains;
●	Failure to meet our revenue or profit goals or operating budget;
●	Decline in demand for our common stock;
●	Downward revisions in securities analysts’ estimates or changes in global financial markets and global economies and general market conditions;
●	Technological innovations by competitors or in competing technologies;
●	Investor perception of our industry or our prospects;
●	Lawsuits;
●	Economic impact from spread of disease;
●	Our ability to integrate and operate the companies and the businesses that we acquire;
●	Actions by government or central banks; and
●	General economic trends.

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

As of December 31, 2024, we had 10.8 million warrants outstanding with a weighted average exercise price per share of $1.14. The existence of securities available for exercise and resale is referred to as an “overhang,” and, particularly if the warrants are “in the money,” the anticipation of potential sales could exert downward pressure on the market price of our common stock.

Following delisting of our common stock from the NYSE American in December 2024, our stock may be determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

Following delisting of our common stock on the NYSE American effective December 16, 2024, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. These factors could significantly negatively affect the market price of our common stock and our ability to raise capital.

General Risks

Our operations may be disrupted, and our financial results may be materially adversely affected by any future pandemic.

Any pandemic may pose a risk to our business and operations. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend exploration activities, which may impact our liquidity and financial results. These restrictions have significantly disrupted economic activity in both the world, national and local economies and have caused volatility in capital markets.

To the extent any pandemic materially adversely affects our business and financial results, as discussed above, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our exploration activities and financing. We are unable to predict the ultimate adverse impact of any pandemic on our business, which would depend on numerous evolving factors and future developments, including a pandemic’s ongoing effect on the demand for silver and gold, as well as the response of the overall economy and the financial markets during and after a pandemic and response measures come to an end, the timing of which remains highly unpredictable.

We may not be able to operate successfully if we are unable to recruit, hire, retain and develop key personnel and a qualified and diverse workforce. In addition, we are dependent upon our employees being able to safely perform their jobs, including the potential for physical injuries or illness.

We depend upon the services of a small number of key executives and management personnel. These individuals include our executive officers and other key employees. If any of these individuals were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. We may be unable to hire a suitable replacement on favorable terms should that become necessary.

Our success is also dependent on the contributions of our skilled and experienced consultants and workforce and their ability to safely perform their jobs. To achieve our operating goals, we must be able to recruit, hire, retain and develop qualified and diverse personnel to execute on our strategy. See “—Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete.” If we experience periods where our employees are unable to perform their jobs for any reason, including as a result of illness, our business, financial condition, results of operations and cash flows could be adversely affected.

Market factors outside of our control could have significant adverse impacts on our business, operations and/or prospects.

Operating in the volatile and cyclical natural resource industry subjects us to numerous market factors outside of our control that could have significant and sometimes adverse impacts on our business. Such factors could include significant price declines in our industry, inflationary impacts on capital and exploration and operating costs, public opposition, poor financial and operating performance of other companies in the same industry sector, environmental incidents from resource projects, major technological advances that reduce demand for mineral resources, unforeseen regulation, military conflict, such as the Russia/Ukraine war, the conflicts in Gaza and the Middle East, terrorism, banking institution stability, or other geopolitical events that broadly impact the global or domestic economy or natural resource industry. To the extent that such events affect attitudes toward investments in the natural resource sector, or impact the overall economic climate, could affect our ability to raise the additional capital needed to continue to advance our projects and business plan.

Global and regional political and economic conditions could adversely impact our business.

Political and economic shifts, both domestic and international, may create uncertainty and pose risks to our operations. Policies related to populism, protectionism, economic nationalism, and attitudes toward multinational corporations could result in regulatory changes, trade barriers, or investment restrictions. Additionally, international trade disputes—including tariffs, counter-tariffs, export controls, sanctions, and currency regulations—may increase costs and disrupt supply chain, operating model, and customer relationships.

Further, market volatility, driven by shifts in U.S. and foreign trade policies, fluctuating interest rates, or currency controls may affect gold prices, capital availability, and investor confidence. Even the perception of these risks could lead to reduced investment, higher production costs, and operational challenges. If such trends continue, they may have a material adverse effect on the business and financial performance.

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

Cybersecurity Threats

As of December 31, 2024, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements. For further discussion of cybersecurity risks, please refer to Item 1A. Risk Factors.

ITEM 3: LEGAL PROCEEDINGS

Claims Related to Shutdown or Reduction of Operations

Ten former employees of some of the Company’s Mexican subsidiaries filed labor claims in 2024 against the subsidiary companies claiming the companies had not compensated them properly for their termination. A severance accrual has been estimated and recorded in connection with these lawsuits for $230,000.

One supplier of some of the Mexican subsidiaries filed a lawsuit in 2024 against the subsidiary companies for non-payment for services rendered. In total, the supplier is seeking approximately $55,000 and this amount is recorded in accounts payable as of December 31, 2024.

As a result of the Company’s reduced or ceased operations in the US, Mexico, Argentina and Peru, the Company has been and may in the future be exposed to claims from former employees, labor unions, suppliers, consultants or contractors and tax and environmental claims, which may individually or in the aggregate be material.

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

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NYSE American under the symbol “AUMN” on March 19, 2010. Effective December 16, 2024, our common stock was delisted from the NYSE American and commenced trading on the OTC Pink Sheets. Effective February 3, 2025, our common stock commenced trading on the OTCQB Venture Marketplace.

Our common stock is also listed on the Toronto Stock Exchange (“TSX”), and trades under the symbol “AUMN”.

As of March 31, 2025, we had 103 record holders of our common stock of record based upon the stockholders list provided by our transfer agent, Computershare Trust Company, N.A.

ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes beginning on page F-1 in this Form 10-K. This section contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in this Form 10-K.

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law. During the year ended December 31, 2024, our principal source of revenue was from the sale of gold and silver contained in concentrate from our Velardeña Properties in Durango, Mexico. We also had secondary sources of revenue from tolling material at our oxide plant for a third party and selling various assets held for sale. We incurred net operating losses for the twelve months ended December 31, 2024 and 2023.

We restarted mining at our Velardeña Properties in December 2023 and continued through the end of February 2024 when it was determined that the initial performance of both the mine and the plant did not achieve expected results. We processed all the mineralized material that had been mined, shut down the sulfide processing plant at the end of March 2024 and held the Velardeña Properties for short-term sale as we evaluated options to realize value from the assets. We entered into the Velardeña Sales Agreements to sell the Velardeña and Chicago mines, both sulfide and oxide processing plants, water wells, and related equipment of the Velardeña Properties to the Velardeña Buyer in exchange for an aggregate purchase price of $5.5 million in cash, plus VAT.  The first three of the Velardeña Sales Agreements which include the combined sales of the Velardeña and Chicago mines, the sulfide processing plant and various related equipment were completed on June 20, 2024, and the titles to the assets were transferred to the Velardeña Buyer. The Velardeña Buyer agreed to pay $3.0 million plus VAT on July 1, 2024, to complete the fourth and final of the Velardeña Sales Agreements which covered the oxide processing plant and water wells. The Buyer has made payments of approximately $2.8 million through April 4, 2025, and is currently in default. While we retain title to the plant, the Velardeña Buyer has had operational control of the plant, and we have not had access to the property since mid-year 2024. We continue to hold our remaining interests in the oxide plant at Velardeña as assets held for sale. The Velardeña Buyer has been making periodic payments and the Company believes at this time that it will eventually collect the full amount, at which time the Company will record the sale under the fourth and final Velardeña Sales Agreement The collection of the amount due from the sale may satisfy a portion of our projected capital needs over the next twelve months. (see “Item 8. Financial Statements and Supplementary Data—Note 4. Assets Held for Sale and Discontinued Operations”).

In October 2024, we completed the sale of Silex Argentina, which is the sole owner of El Quevar, our advanced exploration property in Argentina for $3.5 million. We also completed the sale of our Yoquivo exploration property in Mexico in November 2024 for $570,000 plus VAT and the sale of a Mexican subsidiary holding tax losses for $445,000 plus VAT.  In April 2025 the Company completed the sale of an additional Mexican subsidiary holding tax losses and 5 minor property concessions for $600,000 plus VAT. The Company continues to hold an interest in several remaining exploration properties, including Sarita Este/Desierto, a gold-silver-copper exploration project located in northwest Salta Province Argentina and Sand Canyon, an exploration stage, gold-silver project in northwestern Nevada.

Because we have ceased production at the Velardeña Properties, our only near-term opportunity to generate cash flow is from the sale of assets or new sources of debt or equity capital. We are evaluating and pursuing alternatives to obtain funds to continue as a going concern, including the potential sale of the Company, finalizing the sale of its assets at the Velardeña Properties, seeking buyers or partners for certain of the Company’s other assets or obtaining equity or other external financing. In the absence of additional cash inflows, the Company anticipates that its cash resources will be exhausted in the first quarter of 2026. If we are unable to obtain additional cash resources or sell the Company, we will be forced to cease operations and liquidate. See “Item 8. Financial Statements and Supplementary Data— Note 4. Assets Held for Sale and Discontinued Operations.”

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

As noted above, we have entered into sales agreements pursuant to which a third-party has purchased the Velardeña and Chicago mines, mining equipment and the sulfide plant, and agreed to purchase the oxide processing plant and water wells. The Buyer has made payments of approximately $2.8 million for the oxide plant and water wells through April 4, 2025, and is currently in default. While we retain title to the plant, the Velardeña Buyer has had operational control of the plant, and we have not had access to the property since mid-year 2024. We continue to hold our remaining interests in the oxide plant at Velardeña as assets held for sale. The Velardeña Buyer has been making periodic payments and the Company believes at this time that it will eventually collect the full amount, at which time the Company will record the sale under the fourth and final sales agreement.

Minera Labri

On August 28, 2024, the Company sold its wholly owned Mexican subsidiary, Minera Labri S.A. de C.V. (“Minera Labri”), to a private Mexican company for approximately $445,000 plus VAT. Minera Labri previously owned the Velardeña Properties’ sulfide plant, which together with the Velardeña mines, was sold to another privately held Mexican group earlier in 2024. Upon consummation of that transaction, Minera Labri held no assets but held net operating losses and inflation-adjusted capital contributions. Under Mexican law, the balance of Minera Labri’s capital contribution accounts (“CUCAs”) may be bought and sold.

Silex Argentina

On October 24, 2024, the Company closed on the sale of Silex Argentina S.A., the Company’s wholly owned subsidiary that owns the El Quevar Project, located in Salta Province, Argentina to Butte Energy Inc. for total consideration of $3.5 million, paid in cash.

Yoquivo Project

On November 22, 2024, the Company closed on the sale of the Yoquivo Project to AVM. Pursuant to the sales agreement, AVM has purchased 100% of the Yoquivo Project from Minera de Cordilleras S. de R.L. de C.V., a wholly owned subsidiary of Golden Minerals, for total cash consideration of $570,000 plus VAT.

Sarita Este / Desierto

In December 2019, we entered into an option agreement with Cascadero to acquire a 51% interest in the gold/copper Sarita Este concession, located in the northwest portion of the Province of Salta, Argentina, adjacent to the Taca Taca project owned by First Quantum Minerals. We have exceeded the drilling requirement and have spent approximately $3.0 million since entering into the agreement in December 2019. After satisfying the drilling and expenditure requirements, we notified Cascadero of our intention to proceed with the joint venture as 51% owners of the concession. Completion of the joint venture documents and formation of the joint venture company are in progress.

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

Results of Operations

For the results of operations discussed below, we compare the results of operations for the year ended December 31, 2024, to the results of operations for the year ended December 31, 2023.

Exploration expense. Our exploration expense, including property holding costs and allocated administrative expenses, totaled $0.6 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively. The lower exploration expense for 2024 is primarily related to less activity in 2024 due to the cash constraints of the Company.

Administrative expense. Administrative expenses totaled $3.6 million for the year ended December 31, 2024, compared to $4.7 million for the year ended December 31, 2023. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of our exploration portfolio. The $3.6 million of administrative expenses we incurred during 2024 is comprised of $1.7 million of employee compensation and directors’ fees, $1.2 million of professional fees, and $0.7 million of insurance, rents, travel expenses, utilities and other office costs. The $4.7 million of administrative expenses we incurred during 2023 is comprised of $2.1 million of employee compensation and directors’ fees, $1.6 million of professional fees, and $1.0 million of insurance, rents, travel expenses, utilities and other office costs.

Stock-based compensation. During the year ended December 31, 2024, we incurred expense related to stock-based compensation in the amount of $0.4 million compared to $0.4 million for the year ended December 31, 2023. Stock-based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Other operating income, net. We recorded zero other operating income, net for the year ended December 31, 2024, and $19,000 in other operating income, net for the year ended December 31, 2023.

Depreciation and amortization. We recorded a nominal amount of depreciation and amortization for the years ended December 31, 2024 and 2023.

Interest and other income, net. We recorded a nominal amount of interest and other income, net for the years ended December 31, 2024 and 2023.

Gain (loss) on foreign currency. We recorded an $83,000 foreign currency loss and a $121,000 foreign currency gain for the years ended December 31, 2024 and 2023, respectively. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than U.S. dollars.

Income Taxes. We recorded zero income tax expense for the year ended December 31, 2024, and zero income tax expense for the year ended December 31, 2023.

Loss from discontinued operations, net of taxes. In 2024 and 2023, certain businesses were classified as assets held for sale and discontinued operations, including the Rodeo and Velardeña Properties in Mexico and the El Quevar property in Argentina. Loss from discontinued operations, net of taxes was $3.0 million and $3.2 million for the years ended December 31, 2024 and 2023, respectively.

Loss from discontinued operations, net of taxes included the following major components:

●	Sale of metals. Revenue from the sale of metals decreased from $12.0 million for the year ended December 31, 2023 to $1.4 million for the year ended December 31, 2024 primarily due to ceasing mining operations at the Rodeo and Velardeña Properties in 2023 and 2024, respectively.
●	Cost of metals sold. For the year ended December 31, 2024 and 2023, we recorded $6.4 million and $12.4 million of cost of metals sold, respectively. Lower costs in 2024 compared to 2023 were due primarily to lower mining costs from the discontinuation of operations.
●	Exploration. Exploration decreased from $2.3 million for the year ended December 31, 2023 to $0.7 million for the year ended December 31, 2024 primarily due to cash constraints of the Company.

●	Velardeña care and maintenance costs. We recorded no expenses related to care and maintenance at our Velardeña Properties for the year ended December 31, 2024 as the Velardeña Properties were operating during that period and have either been sold or are now being held for sale. We recorded $1.2 million related to care and maintenance for the year ended December 31, 2023, for expenses related to care and maintenance at our Velardeña Properties as the result of the previous suspension of mining and processing activities in November 2015.
●	Other operating income, net. We recorded $0.4 million of other operating income for the year ended December 31, 2024 relating primarily to toll mineral processing services. We recorded $2.3 million for the year ended December 31, 2023 relating mainly to the sale of non-core assets.
●	Gain on sale of assets held for sale. We recorded $3.6 million of gain on sale of assets held for sale for the year ended December 31, 2024 relating to the sale of the following properties: Velardeña sulfide plant and the Velardeña and Chicago mines, Minera Labri, Silex Argentina, and Yoquivo.

For additional details on the major components of the loss from discontinued operations, please refer to “Item 8 Financial Statements and Supplementary Data—Note 4. Assets Held for Sale and Discontinued Operations” in this Form 10-K.

Liquidity, Capital Resources and Going Concern

2025 Liquidity Forecast and Going Concern Qualification

Our forecasted expenditures during the twelve months ending December 31, 2025 total approximately $3.3 million. These forecasted expenditures include: (i) exploration expenses of $1.0 million, (ii) administrative expense of $1.8 million, and (iii) $0.5 million for administrative and shutdown costs in Mexico. The actual amount of cash expenditures that we incur during the twelve-month period ending December 31, 2025 may vary significantly from the amounts specified above and will depend on a number of factors, including variations in the anticipated administrative expenses, resolution of existing and potential claims related to the shutdown of our activities in Mexico and costs for continued exploration, project assessment, and advancement of our other exploration properties.

We do not currently have sufficient resources to meet our expected cash needs for a period of twelve months beyond the filing date of this 2024 Annual Report on Form 10-K.  At December 31, 2024, we had current assets of approximately $3.9 million including cash and cash equivalents of approximately $3.2 million. On the same date, we also had current liabilities of approximately $3.6 million, which includes $1.8 million in deferred revenue for the sale of the Velardeña oxide plant and water wells recorded within Current liabilities held for sale on the Consolidated Balance Sheets.

As previously disclosed, the Company ceased mining at the Velardeña mines in Mexico in the first quarter 2024 and subsequently sold the mines and certain related assets. As of December 31, 2024, the Company was owed $1.2 million plus $0.2 million of VAT of the $3.0 million purchase price for the Velardeña oxide plant and water wells and other minor remaining Velardeña assets. Subsequent to December 31, 2024, the Velardeña Buyer made additional payments of approximately $1.0 million bringing the total amounts paid through April 4, 2025 to approximately $2.8 million, but the Velardeña Buyer remains in default. As of April 4, 2025, the Company is still owed approximately $0.2 million, plus VAT, of the $3.0 million purchase price for the Velardeña oxide plant and water wells and other minor remaining Velardeña assets.

The Company’s only near-term opportunity to generate cash flow to meet its expected cash requirements is from the sale of assets, equity or other external financing. The Company is evaluating and pursuing alternatives, including the potential sale of the Company, finalizing the sale of its assets at the Velardeña Properties, seeking buyers or partners for the Company’s other assets or obtaining equity or other external financing. In the absence of additional cash inflows, the Company anticipates that its cash resources will be exhausted in the first quarter of 2026. If we are unable to obtain additional cash resources or sell the Company, we will be forced to cease operations and liquidate.

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

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this Form 10-K is dependent upon its ability to reduce expenses, sell non-core assets, and raise sufficient funds through equity and debt sources. There can be no assurance the Company will be successful in generating sufficient funds from these sources to maintain liquidity throughout the twelve month period. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of this Form 10-K. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should the Company not continue as a going concern.

2024 Liquidity Discussion

At December 31, 2024, our aggregate cash and cash equivalents totaled $3.2 million, compared to the $3.8 million in similar assets held at December 31, 2023. The December 31, 2024 decrease is the result of the following expenditures and cash inflows for the year ended December 31, 2024. Expenditures totaled $10.2 million from the following:

●	$6.0 million from the net loss on discontinued operations and assets held for sale, which includes, $4.9 million of net operating costs, $0.4 million in care and maintenance costs at the El Quevar project net of zero reimbursements from Barrick, and $0.7 million in exploration expense;

●	$3.6 million in general and administrative expenses; and

●	$0.6 million in exploration expenditures.

The above expenditures were offset by cash inflows of $9.6 million from the following:

●	$8.8 million of proceeds received from the sale of the assets held for sale and discontinued operations as follows;
o	$2.5 million of proceeds received from the sale of the Velardeña and Chicago mines, sulfide plant, mine equipment and mine concessions;
o	$1.8 million of proceeds received from the sale of Velardeña oxide plant and water wells;
o	$0.4 million of proceeds received from the sale of Minera Labri;
o	$3.5 million of proceeds received from the sale of Silex Argentina; and
o	$0.6 million of proceeds received from the sale of Yoquivo.

●	$0.6 million of other working capital changes.

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

Income Recognition

We record income from farm-out agreements with third parties in accordance with Accounting Standards Codification (“ASC”) 610 “Sale or Transfer of Non-Financial Assets” and ASC 606 “Revenue Recognition”, which generally provides that income be recognized as the Company performs its obligations according to the contract.  In most instances, this will result in income being recognized ratably over a period of time relating to the receipt of periodic payments as the Company satisfies its performance obligation.

Mineral Reserves

We do not have defined mineral reserves pursuant to S-K 1300 and all of our mining properties are in the exploration stage. When and if we determine that a mining property has mineral reserves, subsequent development costs will be capitalized to those properties. When we commence extraction at our mining properties with defined mineral reserves, capitalized costs would be charged to operations using the units-of-production method. We cannot be certain that any part of the deposits at our properties will ever be confirmed or converted into S-K 1300 compliant reserves.

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

Long-Lived Assets

Long-lived assets are recorded at cost and per the guidance of ASC 360 “Long-Lived Assets,” we assess the recoverability of our long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis or by comparing other market indicators to the carrying amount of the asset.

Functional Currency

Our revenue and external funding are primarily denominated in U.S. dollars. Additionally, substantially all of our significant expenditures are made with reference to U.S. dollars. Accordingly, the Company and its subsidiaries use the U.S. dollar as their functional and reporting currency.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, “Exhibits, Financial Statement Schedules” and contained in this Form 10-K at page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2024.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2025 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Code of Ethics

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

Insider Trading Policy

The Company has also adopted an insider trading policy, which is available on the Company’s website and filed as Exhibit 19.1 to this Form 10-K. The Company’s insider trading policy specifically prohibits all directors and employees from engaging in short sales, publicly traded options, puts and calls, forward sale contracts, and other swap, hedging and derivative transactions relating to securities of the Company. The policy also specifically prohibits the Company’s executive officers and directors from holding securities of the Company in margin accounts or pledging securities of the Company as collateral for loans.

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2025 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2025 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2025 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2025 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.	Documents filed as part of this Form 10-K or incorporated by reference:

(1)	Our consolidated financial statements are listed on the “Index to Financial Statements” on Page F-1 to this report.

(2)	Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)	The following exhibits are filed with this Form 10-K or incorporated by reference.

ITEM 16: FORM 10-K SUMMARY

Not applicable.

EXHIBITS

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Golden Minerals Company (Incorporated by reference to our Current Report on Form 8-K filed March 30, 2009).
3.1.1

First Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated September 2, 2011 (Incorporated by reference to our Current Report on Form 8-K filed September 9, 2011).

3.1.2

Second Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated May 19, 2016 (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2016).

3.1.3

Third Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated June 11, 2020 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on March 25, 2021).

3.1.4

Fourth Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated May 30, 2023 (incorporated by reference to our Current Report on Form 8-K filed on May 30, 2023).

3.1.5

Fifth Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated May 13, 2024 (incorporated by reference to our Current Report on Form 8-K filed on May 14, 2024).

3.2	Amended and Restated Bylaws of Golden Minerals Company (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2023).
4.1 *	Description of Registrant’s Securities.
4.2	Form of Series A Warrant (incorporated by reference to our Current Report on Form 8-K filed on July 19, 2019).
4.3	Form of Series A Warrant (incorporated by reference to our Current Report on Form 8-K filed on April 23, 2020).
4.4	Form of Series B Warrant (incorporated by reference to our Current Report on Form 8-K filed on April 23, 2020).
4.5	Form of Common Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2023).
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 29, 2023).
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current report on Form 8-K filed on November 9, 2023).
4.8	Form of Series A Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2023).
4.9	Form of Series B Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 9, 2023).
10.1 #	Form of Indemnification Agreement (incorporated by reference to our Current Report on Form 8-K filed March 30, 2009).

10.2 #	Form of Change of Control Agreement (incorporated by reference to our Current Report on Form 8-K filed March 30, 2009).
10.3 #	Golden Minerals Company 2023 Equity Incentive Plan (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2023).
10.3.1 #	Amendment to the Golden Minerals Company 2023 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on May 14, 2024).
10.3.2 #	Second Amendment to the Golden Minerals Company 2023 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on June 20, 2024).
10.4 #	Form of Restricted Stock Unit Award Agreement Pursuant to the 2023 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2023).
10.5

At the Market Offering Agreement, dated as of December 20, 2016, between Golden Minerals Company and H.C. Wainwright & Co., LLC (incorporated by reference to our Current Report on Form 8-K filed on December 20, 2016).

10.5.1	Amendment to At the Market Offering Agreement, dated as of November 23, 2018 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2018).
10.5.2	Amendment to At the Market Offering Agreement, dated as of December 11, 2020 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2020).
10.6

Contract of Assignment of Mining Rights between Minera de Cordilleras, S. de R.L. de C.V. and Transformaciones y Servicios Metalurgicos, S.A. de C.V., dated December 1, 2023 (incorporated by reference to our Annual Report on Form 10-K filed on March 19, 2024).

10.7 #	Separation Agreement, dated as of June 16, 2024, between Golden Minerals Company and Warren Rehn (incorporated by reference to our Current Report on Form 8-K filed on June 20, 2024).
10.8 #	Consulting Agreement, effective as of June 17, 2024, between Golden Minerals Company and Warren Rehn (incorporated by reference to our Current Report on Form 8-K filed on June 20, 2024).
10.9	Minera William Plant 2 Asset Contract (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2024).
10.10	Minera William Mine Transfer of Mining Rights Contract (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2024).
10.11	Purchase and Sale Contract with Reservation of Ownership of Minera Labri Plant I Assets (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2024).
10.12	Purchase and Sale Contract with Reservation of Ownership of Mineral William Mining Equipment (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2024).
10.13	Letter Agreement, dated August 30, 2024, between Golden Minerals Company and Butte Energy Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2024).
10.14	Share Purchase Agreement, dated September 27, 2024, between Golden Minerals Company and Butte Energy Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2024).
10.15 #

Employment Offer Letter, effective as of August 15, 2024, between Golden Minerals Company and Joseph G. Dwyer (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2024).

16.1	Letter from Armanino, LLP, dated as of July 7, 2023 (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2023).
19.1 *	Insider Trading Policy.

21.1 *	Subsidiaries of the Company.
23.1 *	Consent of Haynie & Company.
23.2 *	Consent of Qualified Person (Rehn).
31.1 *	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2 *	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1 **	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to our Annual Report on Form 10-K filed on March 19, 2024).
101 *

The following items from the Annual Report on Form 10-K for the year ended December 31, 2024 are furnished herewith, formatted in Inline XBRL: (A) Cybersecurity; (B) the following financial statements: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements; (C) Insider Trading Policy; and (D) Rule 10b5-1 Trading Arrangements.

104 *	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2025	GOLDEN MINERALS COMPANY
Registrant

	By:	/s/ PABLO CASTANOS
Pablo Castanos
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PABLO CASTANOS	President and Chief Executive Officer	April 15, 2025
Pablo Castanos	(Principal Executive Officer)

/s/ JOSEPH G. DWYER	Senior Vice President and Chief Financial Officer	April 15, 2025
Joseph G. Dwyer	(Principal Financial and Accounting Officer)

/s/ JEFFREY G. CLEVENGER	Chairman of the Board of Directors	April 15, 2025
Jeffrey G. Clevenger

/s/ DEBORAH J. FRIEDMAN	Director	April 15, 2025
Deborah J. Friedman

/s/ KEVIN R. MORANO	Director	April 15, 2025
Kevin R. Morano

/s/ DAVID H. WATKINS	Director	April 15, 2025
David H. Watkins

GOLDEN MINERALS COMPANY

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Golden Minerals Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Minerals Company (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinions

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Asset Retirement and Reclamation Liabilities

The Company is subject to national, state and local environmental laws and regulations governing the protection of the environment, including remediation, restoration and reclamation of environmental contamination. As discussed in Note 3 and Note 4 the Company records asset retirement obligations (“ARO”) in accordance with ASC 410, “Asset Retirement and Environmental Obligations” (“ASC 410”), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to ASC 410, the fair value of an ARO is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. As of December 31, 2024, the Company’s consolidated asset retirement and reclamation liabilities totaled $3.4m.

Our audit procedures required a significant amount of time performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Those procedures included gaining an overall understanding of the Company’s process for estimating mineral resources and the related mine closure dates and tested the accuracy of key data used in their estimation process. We read the related valuation reports verifying reasonableness of the Company’s calculations and ensuring the mathematical accuracy. We evaluated the assumptions used by management to develop their estimates and considered the relevant accounting guidance.

/s/ Haynie & Company

Salt Lake City, Utah

April 15, 2025

We have served as the Company’s auditor since 2023.

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31,	December 31,
	2024	2023

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 5)	$3,175	$3,766
Short-term investments	—	11
Value added tax receivable, net (Note 7)	314	3,135
Prepaid expenses and other assets (Note 6)	364	972
Current assets held for sale (Note 4)	—	830
Total current assets	3,853	8,714
Property, plant and equipment, net (Note 8)	22	23
Investments	265	265
Right-of-use assets	9	110
Assets held for sale (Note 4)	667	5,798
Total assets	$4,816	$14,910

Liabilities and equity (deficit)
Current liabilities
Accounts payable and other accrued liabilities (Note 10)	$1,625	$4,899
Other current liabilities (Note 11)	42	374
Current liabilities held for sale (Note 4)	1,970	400
Total current liabilities	3,637	5,673
Other long-term liabilities (Note 11)	—	28
Liabilities held for sale (Note 4)	3,281	4,096
Total liabilities	6,918	9,797

Commitments and contingencies (Note 16)

Equity (deficit) (Note 14)
Common stock, $.01 par value, 100,000,000 shares authorized; 15,053,048 and 14,084,680 shares issued and outstanding, respectively (1)	150	141
Additional paid-in capital	552,536	552,160
Accumulated deficit	(554,788)	(547,188)
Shareholders’ equity (deficit)	(2,102)	5,113
Total liabilities and equity (deficit)	$4,816	$14,910

(1) Reflects the one-for-25 reverse stock split that became effective June 9, 2023. Refer to Note 1, “Nature of Operations.”

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

	Year Ended
	December 31,
	2024	2023

	(in thousands, except per share data)
Costs and expenses:
Exploration expense	(568)	(1,143)
Administrative expense	(3,580)	(4,659)
Stock-based compensation	(404)	(405)
Other operating income, net	—	19
Depreciation expense	(1)	(2)
Total costs and expenses	(4,553)	(6,190)
Loss from operations	(4,553)	(6,190)
Other income (expense):
Interest and other income, net	75	32
Gain (loss) on foreign currency transactions	(83)	121
Total other income (expense)	(8)	153
Loss from operations before income taxes and discontinued operations	(4,561)	(6,037)
Income taxes (Note 13)	—	—
Loss from continuing operations	(4,561)	(6,037)
Loss from discontinued operations, net of taxes (Note 4)	(3,039)	(3,191)
Net loss	$(7,600)	$(9,228)

Net loss per common share - basic (1)
Continuing operations	$(0.31)	$(0.71)
Discontinued operations	(0.21)	(0.37)
Net loss per common share - basic (1)	$(0.52)	$(1.08)

Weighted-average shares outstanding - basic (2)	14,721,036	8,539,811

(1) Reflects the one-for-25 reverse stock split that became effective June 9, 2023. Refer to Note 1, “Nature of Operations.”

(2) Potentially dilutive shares have not been included for loss periods because to do so would be anti-dilutive. Potentially dilutive shares at December 31, 2024, consist of 1,070,079 equivalent shares related to stock compensation and 10,819,742 equivalent shares related to warrants outstanding. Potentially dilutive shares at December 31, 2023, consist of 400,409 equivalent shares related to stock compensation and 11,308,314 equivalent shares related to warrants outstanding. See Note 14 for a discussion of stock-based compensation and warrants.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

			Additional
	Common Stock (1)		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

	(in thousands except share data)
Balance, December 31, 2022	6,836,735	$68	$544,372	$(537,960)	$6,480
Stock compensation accrued (Note 14)	—	—	405	—	405
Shares issued under the at-the-market offering agreement, net (Note 14)	308,930	3	1,791	—	1,794
Offering and private placement transaction (Note 14)	790,000	8	1,847	—	1,855
Public offering (Note 14)	4,712,488	47	3,760	—	3,807
Warrants exercised (Note 14)	1,436,527	15	(15)	—	—
Net loss	—	—	—	(9,228)	(9,228)
Balance, December 31, 2023	14,084,680	$141	$552,160	$(547,188)	$5,113
Stock compensation accrued and restricted stock awards granted (Note 14)	46,426	—	404	—	404
KELTIP shares issued net of shares relinquished to cover withholding taxes (Note 14)	433,370	4	(23)	—	(19)
Warrants exercised (Note 14)	488,572	5	(5)	—	—
Net loss	—	—	—	(7,600)	(7,600)
Balance, December 31, 2024	15,053,048	$150	$552,536	$(554,788)	$(2,102)

(1) Reflects the one-for-25 reverse stock split that became effective June 9, 2023. Refer to Note 1, “Nature of Operations.”

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	Year Ended December 31,
	2024	2023

	(in thousands)
Cash flows from (used in) operating activities:
Net loss	$(7,600)	$(9,228)
Loss from discontinued operations	3,039	3,191
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1	2
Loss on trading securities	11	9
Stock-based compensation	404	405
Changes in operating assets and liabilities:
Value added tax receivable, net	2,821	(1,670)
Prepaid expenses and other assets	608	126
Right-of-use assets	101	223
Accounts payable and other accrued liabilities	(3,274)	1,190
Other current liabilities	(332)	(266)
Other long-term liabilities	(28)	(94)
Net cash used in operating activities - continuing operations	(4,249)	(6,112)
Net cash used in operating activities - discontinued operations	(3,488)	(3,800)
Net cash used in operating activities	(7,737)	(9,912)
Cash flows from (used in) investing activities:
Investment in Golden Gryphon	—	(40)
Net cash provided by (used in) investing activities - continuing operations	—	(40)
Net cash provided by investing activities - discontinued operations	7,165	2,246
Net cash provided by investing activities	7,165	2,206
Cash flows from (used in) financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	7,500
Common stock shares relinquished to pay taxes	(19)	—
Net cash (used in) provided by financing activities - continuing operations	(19)	7,500
Net cash (used in) provided by financing activities - discontinued operations	—	—
Net cash (used in) provided by financing activities	(19)	7,500
Net decrease in cash and cash equivalents	(591)	(206)
Cash and cash equivalents, beginning of period	3,766	3,972
Cash and cash equivalents, end of period	$3,175	$3,766

Supplemental disclosure:
Interest paid	$12	$23
Income taxes paid	$—	$—

Supplemental disclosure of non-cash transactions:
Deferred equity offering costs amortized	$—	$45

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.	Nature of Operations

We are an exploration company holding majority joint venture interests in the Desierto and Sarita Este concessions, adjoining gold-silver-copper exploration projects located in northwest Salta Province Argentina, a 60% joint venture interest in Sand Canyon, an exploration-stage, gold-silver project in northwestern Nevada and other mineral exploration properties located primarily in or near historical precious metals producing regions in Argentina and Mexico. We are primarily focused on advancing exploration activities at the Sarita Este/Desierto project.

The Company is considered an exploration stage issuer under the criteria set forth by the SEC under Subpart 1300 of Regulation S-K (“S-K 1300”) as the Company has not yet demonstrated the existence of mineral reserves at any of the Company’s properties. As a result, and in accordance with U.S. generally accepted accounting principles (“GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred. As such, the Company’s financial statements may not be comparable to the financial statements of mining companies that have proven and probable mineral reserves. Such companies would typically capitalize certain development costs including infrastructure development and mining activities to access the ore. The capitalized costs would be amortized on a units-of-production basis as reserves are mined. The amortized costs are typically allocated to inventory and eventually to cost of sales as the inventories are sold. As the Company does not have proven and probable mineral reserves, substantially all expenditures at the Company’s Rodeo Property and the Velardeña Properties for mine construction activity, as well as operating costs associated with the mill facilities, and for items that do not have a readily identifiable market value apart from the mineralized material, were expensed as incurred. Such costs were charged to cost of metals sold or project expense during the period depending on the nature of the costs. Certain costs were reflected in inventories prior to the sale of the product. The Company cannot be certain that any deposits at any of its properties will ever be confirmed or converted into S-K 1300 compliant “reserves.”

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

In addition, proportionate adjustments were made to the number of shares issuable upon the exercise or vesting of all outstanding warrants and restricted stock units, resulting in a proportional decrease in the number of shares of common stock reserved for issuance upon exercise or vesting of such warrants and restricted stock units and the number of shares of common stock then reserved for issuance under the Company’s equity compensation plans, including the Company’s 2023 Equity Incentive Plan.

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

2.	Liquidity, Capital Resources and Going Concern

We do not currently have sufficient resources to meet our expected cash needs for a period of twelve months beyond the filing date of this 2024 Annual Report on Form 10-K. At December 31, 2024, we had current assets of approximately $3.9 million, including cash and cash equivalents of approximately $3.2 million. On the same date, we had accounts payable and other current liabilities of approximately $3.6 million, which includes $1.8 million in deferred revenue for the sale of the Velardeña oxide plant and water wells recorded within Current liabilities held for sale on the Consolidated Balance Sheets. As previously disclosed, the Company ceased mining at the Velardeña mines in Mexico in the first quarter 2024 and subsequently sold the mines and certain related assets. As of December 31, 2024, the Company was owed $1.2 million plus $0.2 million value-added tax (“VAT”) of the $3.0 million purchase price for the Velardeña oxide plant and water wells and other minor remaining Velardeña assets (see Note 20).

The Company’s only near-term opportunity to generate cash flow to meet its expected cash requirements is from the sale of assets, equity or other external financing. The Company is evaluating and pursuing alternatives, including the potential sale of the Company, finalizing the sale of its assets at the Velardeña Properties, seeking buyers or partners for the Company’s other assets or obtaining equity or other external financing. In the absence of additional cash inflows, the Company anticipates that its cash resources will be exhausted in approximately the first quarter of 2026. If we are unable to obtain additional cash resources or sell the Company, we will be forced to cease operations and liquidate.

The Company’s consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, as noted above, our continuing long-term operations will be dependent upon our ability to secure sufficient funding to generate future profitable operations. The underlying value and recoverability of the amounts shown as property, plant and equipment in our consolidated financial statements are dependent on our ability to generate positive cash flows from operations and to fund general administrative, and exploration activities that would lead to additional profitable mining and processing activities or to generate proceeds from the disposition of property, plant and equipment.

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this 2024 Annual Report on Form 10-K is dependent upon its ability to generate sufficient cash flow from selling assets, reduce expenses, and raise sufficient funds through equity financings or other external sources. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of this Annual Report for the year ended December 31, 2024 on Form 10-K. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should the Company not continue as a going concern.

3.	Summary of Significant Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with GAAP. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral resources and related future metals prices that are the basis for future cash flow estimates utilized in impairment calculations; depreciation,

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

depletion and amortization calculations; environmental reclamation and closure obligations; valuation allowances for deferred tax assets; and the fair value of financial instruments. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions or conditions.

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

As discussed in Note 1, the Company is considered an exploration stage company under the criteria set forth by the SEC since it has not yet demonstrated the existence of mineral reserves at any of the Company’s properties. As the Company does not have proven and probable mineral reserves, substantially all expenditures at the Company’s Rodeo Property and the Velardeña Properties for mine construction activity, as well as operating costs associated with the mill facilities, and for items that do not have a readily identifiable market value apart from the mineral resources, were expensed as incurred. Such costs are charged to cost of metals sold or project expense during the period depending on the nature of the costs. Certain costs were reflected in inventories prior to the sale of the product.

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

Property, plant and equipment are recorded at cost and per the guidance of Accounting Standard Codification (“ASC”) 360, “Property, Plant and Equipment” (“ASC 360”). The Company assesses the recoverability of its property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis or by comparing other market indicators to the carrying amount of the asset.

On June 30, 2024, the Company recorded an asset impairment charge of $411,000 in order to write down the remaining book value of Plant 2 to the salvage value. See Note 4. Assets Held for Sale and Discontinued Operations - Velardeña Plant 2. On December 31, 2024, the Company recorded an asset impairment charge of $150,000 in order to write down the remaining book value of the Santa Isabel mineral properties to zero.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The Company evaluated its remaining long-lived assets at December 31, 2024 and 2023, and determined that no additional impairment was incurred.

g.Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) in accordance with ASC 410, “Asset Retirement and Environmental Obligations” (“ASC 410”), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to ASC 410, the fair value of an ARO is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. An offsetting asset retirement cost (“ARC”) is capitalized as part of the carrying value of the assets with which it is associated and depreciated over the useful life of the asset (see Note 4).

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

h.Value Added Taxes

The Company pays value added tax (“VAT”) in Mexico as well as other countries. For exploration projects, the amounts paid are generally charged to expense as incurred because of the uncertainty of recoverability. For the Rodeo and Velardeña Properties, the Company recorded VAT paid as a recoverable asset, which appears in “Value added tax receivable, net” on the Consolidated Balance Sheets. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds.

i.Revenue Recognition

The Company recognized revenue from the “Sale of Metals” in the Consolidated Statements of Operations following the guidance of ASC 606 “Revenue Recognition”. Under the terms of the Company’s agreement with its customer, title passed, and revenue was recognized by the Company when the contractual performance obligations of the parties were completed. Refining and transport costs, deducted from the final payments made, were treated as third party costs incurred after the transfer of control on provisional sales, and were therefore netted against revenue on an accrual basis.

j.Stock-Based Compensation

The Company records stock-based compensation awards at fair value on the date of the grant and expenses the awards in the Consolidated Statements of Operations over the requisite employee service period on a straight-line basis (see Note 14). The fair value of the awards is based on the Company’s stock price on the date of the grant. The Company recognizes forfeitures as they occur.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

k.Leases

The Company has adopted Accounting Standards Update (“ASU”) 2016-02 and ASU No. 2018-11, which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

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

At December 31, 2024 and 2023, all potentially dilutive shares relating to warrants and stock compensation awards were excluded from the computation of diluted earnings per share because to include them would have been anti-dilutive.

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

n.Segment Reporting

We manage our company as one reportable operating segment, exploration activities. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s Chief Executive Officer. Financial information and annual exploration plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the exploration activities segment and decides how to better allocate resources based on consolidated net income or loss that is reported on the Consolidated Statements of Operations. The Company's objective in making resource allocation decisions is to optimize the consolidated financial results. The accounting policies of our exploration activities segment are the same as those described in the summary of significant accounting policies herein. For single reportable segment-level financial information, total assets, and significant non-cash transactions, see Item 8. Financial Statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

o.Recently Issued Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard requires enhanced disclosures about significant segment expenses and other segment items and interim disclosure of items that were previously required on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this standard during its fiscal year ended December 31, 2024. For the purpose of the adoption of ASU 2023-07, the Company performed an evaluation of financial information regularly reviewed by the Company’s CODM for purposes of assessing liquidity needs, allocating resources and evaluating performance. See Note 3. Summary of Significant Accounting Policies - Segment Reporting for more information.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is intended to improve financial reporting by requiring disaggregated disclosure of certain costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

4.	Assets Held for Sale and Discontinued Operations

We classify long-lived assets, or disposal groups comprised of assets and liabilities, as held for sale in the period in which the following six criteria are met, (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn, in accordance with ASC 360, Property, Plant and Equipment. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale, resulting in changes to the presentation of certain prior period amounts. The Company ceases depreciation and amortization on long-lived assets (or disposal groups) classified as held for sale and measures them at the lower of carrying value or estimated fair value less cost to sell.

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results when the business is classified as held for sale, in accordance with ASC 360, and ASC 205-20, Presentation of Financial Statements – Discontinued Operations. Under ASC 360, assets may be classified as held for sale even though discontinued operations classification is not met. The results of discontinued operations are reported in Net loss from discontinued operations, net

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

of tax in the accompanying Consolidated Statements of Operations for current and prior periods, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.

Velardeña Properties

As noted above, we have entered into sales agreements pursuant to which a privately held Mexican company (the “Velardeña Buyer”) has purchased the Velardeña and Chicago mines, mining equipment and the sulfide plant, and agreed to purchase the oxide processing plant and water wells. The Buyer has made payments of approximately $2.8 million for the oxide plant and water wells through April 4, 2025, and is currently in default. While we retain title to the plant, the Velardeña Buyer has had operational control of the plant, and we have not had access to the property since mid-year 2024. We continue to hold our remaining interests in the oxide plant at Velardeña as assets held for sale. The Velardeña Buyer has been making periodic payments and the Company believes at this time that it will eventually collect the full amount, at which time the Company will record the sale under the fourth and final sales agreement

In December 2023, the Company restarted operations at the Velardeña Properties. In February 2024, it was determined that the initial performance of both the mine and the processing plant did not achieve the expected results. On February 29, 2024, the Company announced that it elected to discontinue operations at the Velardeña Properties and hold them for sale. Following that date, the Company shut down the Velardeña Properties and has held them for sale.

The sale of the Velardeña and Chicago mines, the sulfide processing plant and various related equipment pursuant to three of the sales agreements for $2.5 million plus VAT were completed on June 20, 2024.

The fourth agreement related to the sale of the Velardeña Properties covers the oxide plant and water wells, and the Velardeña Buyer agreed to complete total payments of $3.0 million plus VAT on July 1, 2024. The agreement has not closed, and the Buyer is in default. In accordance with ASC 360, on June 30, 2024, the Company recorded an asset impairment charge of $411,000 in order to write down the remaining book value to the salvage value which is equal to the amount received through June 30, 2024 from the Velardeña Buyer of $373,000. Since June 30, 2024, the Buyer has continued to make periodic payments to the Company, and as of December 31, 2024, the Company has recorded deferred revenue of $1.8 million within Current liabilities held for sale on the Consolidated Balance Sheets. The Buyer has operational control of the oxide plant since mid-year 2024, and we are no longer operating the property. The Buyer has continued to make periodic payments in 2025. We do not know whether or when the Buyer will make the remaining payments due. See Note 19.

Minera Labri

On August 28, 2024, the Company sold its wholly owned Mexican subsidiary, Minera Labri S.A. de C.V. (“Minera Labri”), to a private Mexican company for approximately $445,000 plus VAT. Minera Labri previously owned the Velardeña Properties’ sulfide plant, which together with the Velardeña mines, was sold to another privately held Mexican group earlier in 2024. Upon consummation of that transaction, Minera Labri held no assets but held net operating losses and inflation-adjusted capital contributions.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Silex Argentina

On August 30, 2024, the Company entered into a binding letter agreement with Butte Energy Inc. (“Butte”) pursuant to which Butte would acquire 100% of the issued and outstanding shares of Silex Argentina S.A. (the “Silex Shares”), the Company’s wholly owned subsidiary that owns the El Quevar Project, located in Argentina. The $3.5 million purchase price of the Silex Shares was paid in cash, as follows: (1) $500,000, as a non-refundable deposit, paid to the Company on September 3, 2024; (2) $500,000 paid to the Company upon execution of the Acquisition Agreement on September 27, 2024; and (3) $2.5 million paid to the Company when the transaction closed on October 24, 2024.

Yoquivo Project

On November 22, 2024, the Company completed the sale of its Yoquivo gold-silver project located in Chihuahua State, Mexico to Advance Metals Limited for total cash consideration of $570,000, plus VAT.

The following table summarizes the major line items for the Velardeña Properties and Silex Argentina that are included in Loss from discontinued operations, net of taxes in the Consolidated Statements of Operations:

	Year Ended
	December 31,
	2024	2023

	(in thousands)
Revenue
Sale of metals	$1,440	$12,002
Total revenue	1,440	12,002
Costs and expenses:
Cost of metals sold	(6,382)	(12,358)
Exploration	(657)	(2,258)
El Quevar project expenses	(429)	(544)
Velardeña care and maintenance costs	—	(1,243)
Reclamation expense	(272)	(297)
Asset impairment expense	(561)	—
Other operating income, net	380	2,296
Gain on sale of assets held for sale	3,564	—
Depreciation and amortization	(122)	(528)
Total costs and expenses	(4,479)	(14,932)
Loss from discontinued operations	(3,039)	(2,930)
Other expense:
Litigation settlement	—	(250)
Total other expense	—	(250)
Loss from discontinued operations before income taxes	(3,039)	(3,180)
Income taxes	—	(11)
Loss from discontinued operations, net of taxes	$(3,039)	$(3,191)

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

	December 31,	December 31,
	2024	2023

	(in thousands)
Assets
Inventories, net(1)	$—	$830
Total current assets held for sale	—	830
Property, plant and equipment, net(2)	667	5,798
Total assets held for sale	$667	$6,628

Liabilities
Deferred revenue(3)	1,820	—
Other current liabilities(4)	150	400
Total current liabilities held for sale	1,970	400
Asset retirement and reclamation liabilities(5)	3,281	4,096
Total liabilities held for sale	$5,251	$4,496

(1)	Inventories, net at December 31, 2023 consisted of finished goods, in-process, and material and supplies inventories at the Velardeña Properties.
(2)	Property, plant and equipment, net at December 31, 2024 consisted of the remaining Velardeña Properties assets. Property, plant and equipment, net at December 31, 2023 consisted of approximately $3.0 million of the Velardeña Properties assets, and approximately $2.3 million related primarily to the Silex Argentina El Quevar mineral properties and approximately $500,000 of other exploration and royalty properties.
(3)	Deferred revenue at December 31, 2024 represents cash received for the sale of the Velardeña oxide plant.
(4)	Other current liabilities at December 31, 2024 consisted of the current portion of ARO. Other current liabilities at December 31, 2023 consisted of $150,000 of the current portion of ARO and $250,000 in litigation accrual related to the Unifin matter. See Note 16.
(5)	Asset retirement and reclamation liabilities at December 31, 2024 and December 31, 2023 relate to the Rodeo and Velardeña Properties.

Asset Retirement and Reclamation Liabilities

Current asset retirement and reclamation liabilities are included in “Current liabilities held for sale”. Non-current asset retirement and reclamation liabilities are included in “Liabilities held for sale”.

Asset retirement and reclamation liabilities consist of the following:

	December 31,	December 31,
	2024	2023

	(in thousands)
Current asset retirement and reclamation liabilities	$150	$150
Non-current asset retirement and reclamation liabilities	3,281	4,096
	$3,431	$4,246

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The following table presents the changes in the Company’s asset retirement and reclamation liabilities for the twelve months ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023

	(in thousands)
Balance at January 1,	$4,246	$3,993
Changes in estimates, and other	(16)	(44)
Accretion expense	272	297
ARO liabilities sold	(1,071)	—
Balance at December 31,	$3,431	$4,246

The change in estimate of the ARO recorded during the year ended December 31, 2024 and 2023 is due to a combination of changes in assumptions related to the timing of future expenditures, the change in inflation assumptions, and the change in the discount rate. Accretion expense in the table noted above for each of the years ended December 31, 2024 and 2023 has been recorded as “Reclamation expense” in Loss from discontinued operations, net of taxes in the Consolidated Statements of Operations. ARO liabilities sold represents the ARO associated with the sale of the Velardeña sulfide plant and the Velardeña and Chicago mines.

5.	Cash and Cash Equivalents and Short-Term Investments

Cash and Cash Equivalents

The Company has reported $3.2 million and $3.8 million in Cash and cash equivalents on the Consolidated Balance Sheets at December 31, 2024 and December 31, 2023 respectively. The December 31, 2023 balance included approximately $153,000 that was unavailable for use due to a court order freezing the bank accounts of one of the Company’s subsidiaries in Mexico related to a lawsuit. The restrictions were lifted, and the bank accounts were unfrozen during the first quarter of 2024 as the Company reached an agreement to settle the lawsuit for $250,000 (see Note 16).

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Short-Term Investments

Short-term investments include investments with maturities greater than three months, but not exceeding twelve months, or highly liquid investments with maturities greater than twelve months that the Company intends to liquidate during the next twelve months for working capital needs.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The following tables summarize the Company's short-term investments:

		Estimated	Carrying
December 31, 2024	Cost	Fair Value	Value

	(in thousands)
Short-term investments:
Trading securities	$59	$—	$—
Total trading securities	59	—	—
Total short-term investments	$59	$—	$—

December 31, 2023
Short-term investments:
Trading securities	$59	$11	$11
Total trading securities	59	11	11
Total short-term investments	$59	$11	$11

Investment in Fabled

The short-term investments at December 31, 2023 consist of 200,000 common shares of Fabled Silver Gold Corp. (“Fabled”) and 20,000 common shares of Fabled Copper Corp. During the first quarter of 2024, the Company recorded a loss on trading securities of $11,000 to write down the Fabled investment to its estimated fair value. Fabled is a junior mining company that entered into an option agreement with the Company to acquire the Company’s option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico. The Fabled shares were issued to the Company as partial consideration per the terms of the option agreement.

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

Investment in Golden Gryphon Explorations Inc.

Long-term investments at December 31, 2024 and 2023 consist of approximately 1.7 million shares of Golden Gryphon Explorations Inc. (“GGE”). In 2019, the Company entered into an earn-in agreement with GGE for the Sand Canyon project located in northwestern Nevada. In August 2022, pursuant to the second amendment to the earn-in agreement by which the earn-in period was extended an additional year, the Company purchased approximately 1.5 million shares of GGE’s common stock for an aggregate purchase price of $225,000. In August 2023, the Company purchased approximately 200,000 shares of GGE’s common stock for an aggregate purchase price of $40,000.

For a description of the earn-in agreement with GGE, see “Exploration Properties — Sand Canyon” in Item 1 of our Form 10-K.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The GGE investment is accounted for at cost less impairment pursuant to ASC 321 “Accounting for Equity Interests” as there is no ready market for the shares and it is recorded as non-current investments on the Consolidated Balance Sheets. The Company concluded it was impractical to estimate fair value due to the absence of a public market for the stock. The Company identified no events or changes in circumstances that might have had a significant adverse effect on the carrying value of the investment and have therefore not recorded any impairment against the asset.

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

6.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31,	December 31,
	2024	2023

	(in thousands)
Prepaid insurance	$109	$319
Recoupable deposits and other	255	653
	$364	$972

7.	Value Added Tax Receivable, Net

At December 31, 2024 and 2023, the Company recorded a net VAT paid in Mexico of $0.3 million and $3.1 million, respectively, related to the Rodeo and Velardeña Properties, as a recoverable asset, which appears in “Value added tax receivable, net” on the Consolidated Balance Sheets. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts receivable will be recovered within a one-year period. At December 31, 2024 and December 31, 2023, the Company recorded approximately $172,000 and $764,000, respectively, of VAT payable as a reduction to the VAT receivable in Mexico.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

8.	Property, Plant and Equipment, Net

The components of property, plant and equipment, net are as follows:

	December 31,	December 31,
	2024	2023

	(in thousands)
Mining equipment and machinery	$158	$158
Other furniture and equipment	350	350
	508	508
Less: Accumulated depreciation	(486)	(485)
	$22	$23

For the twelve months ended December 31, 2024 and 2023, the Company recognized approximately $1,000 and $2,000, respectively, of depreciation expense.

9.	Right-of-Use Assets

We leased office space under a contract in June 2019 classified as an operating lease that expired in January 2025. The Company recorded a right-of-use asset of approximately $465,000 and a lease liability of approximately $450,000 in the second quarter of 2019 based on the net present value of the future lease payments discounted at 9.5%, which represents the Company’s incremental borrowing rate for purposes of applying the guidance of Topic 842. As required, the Company recognized a single lease cost on a straight-line basis.

Operating lease liabilities are included in “Other liabilities,” short term and long term (see Note 11), in the Company’s Consolidated Balance Sheets at December 31, 2024 and 2023.

10.	Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	December 31,	December 31,
	2024	2023

	(in thousands)
Accounts payable and accruals	$1,209	$3,586
Accrued employee compensation and benefits	399	1,281
Income taxes payable (Note 13)	17	32
	$1,625	$4,899

December 31, 2024

Accounts payable and accruals at December 31, 2024, are primarily related to amounts due to contractors and suppliers in the amounts of $700,000 related to the Rodeo and Velardeña Properties and $500,000 related to corporate administrative and exploration activities.

Accrued employee compensation and benefits at December 31, 2024, consist of $230,000 of accrued severance related to the Company’s Velardeña Properties, $100,000 of accrued vacation payable and $69,000 related to salaries,

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

withholding taxes and benefits payable. Included in the $399,000 of accrued employee compensation and benefits is $321,000 related to activities at the Velardeña Properties.

December 31, 2023

Accounts payable and accruals at December 31, 2023, are primarily related to amounts due to contractors and suppliers in the amounts of $2.5 million related to the Rodeo and Velardeña Properties and $1.1 million related to corporate administrative and exploration activities.

Accrued employee compensation and benefits at December 31, 2023, consist of $0.4 million of accrued vacation payable and $0.9 million related to salaries, withholding taxes and benefits payable. Included in the $1.3 million of accrued employee compensation and benefits is $1.1 million related to activities at the Rodeo and Velardeña Properties.

Income taxes payable are related to operations at the Company’s Mexican subsidiaries (see Note 13).

11.	Other Liabilities

Other Current Liabilities

The following table sets forth the Company’s other current liabilities:

	December 31,	December 31,
	2024	2023

	(in thousands)
Insurance premium financing	$24	$269
Operating lease liability	18	105
	$42	$374

The premium financing at December 31, 2024 consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s general liability insurance. In May 2024, the Company financed approximately $85,000 of its insurance premium. The premium is payable in eleven equal payments at an interest rate of 9.99% per annum. At December 31, 2024, the total remaining balance of the premium financing, plus accrued interest in other current liabilities, was approximately $24,000.

The premium financing at December 31, 2023 consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers insurance and general liability insurance. In May 2023, the Company financed approximately $148,000 of its insurance premium. The premium is payable in eleven equal payments at an interest rate of 8.3% per annum. In November 2023, the Company financed approximately $276,000 of its insurance premium. The premium is payable in eleven equal payments at an interest rate of 8.5% per annum. At December 31, 2023, the total remaining balance of the premium financing, plus accrued interest in other current liabilities, was approximately $269,000.

The operating lease liability is related to lease liabilities for office space (see Note 9).

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Other Long-Term Liabilities

The following table sets forth the Company’s other long-term liabilities:

	December 31,	December 31,
	2024	2023

	(in thousands)
Operating lease liability	$—	$9
Deposits and other	—	19
	$—	$28

At December 31,2023, the operating lease liability is related to lease liabilities for office space (see Note 9). Deposits and other is primarily related to an escrow deposit from Minera Indé per an administrative services agreement (see Note 18).

12.	Fair Value Measurements

Financial assets and liabilities and nonfinancial assets and liabilities are measured at fair value on a recurring basis under a framework of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels. This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs. Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement. The three levels of the fair value hierarchy per ASC 820 “Fair Value Measurement” are as follows:

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At December 31, 2024
Assets:
Cash and cash equivalents	$3,175	$—	$—	$3,175
	$3,175	$—	$—	$3,175

At December 31, 2023
Assets:
Cash and cash equivalents	$3,766	$—	$—	$3,766
Short-term investments	11	—	—	11
	$3,777	$—	$—	$3,777

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term investments consist of the 200,000 shares of common stock of Fabled and 20,000 shares of Fabled Copper Corp. and are classified within Level 1 of the fair value hierarchy (see Note 5).

At December 31, 2024 and 2023, the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

Non-recurring Fair Value Measurements

The Company recorded a change in estimate to its ARO as of December 31, 2024 and 2023, of approximately $16,000 and $44,000 respectively (see Note 4), reflecting a change in the fair value of the ARO primarily as the result of changes in assumptions related to the amount and timing of future expenditures used in the determination of future cash flows, the change in inflation assumptions, and the change in the discount rate, following the guidance of ASC 410. The fair value analysis was performed internally by the Company. The valuation falls within Level 3 of the fair value hierarchy.

No other non-recurring fair value adjustments to liabilities or long-lived assets were recorded during the years ended December 31, 2024 and 2023.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

13.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740 on a tax jurisdictional basis. The provision for income taxes consists of the following:

For the Year Ended December 31,
	2024	2023

Current Taxes:	(in thousands)
United States	$—	$—
Other Countries	—	—
	$—	$—
Deferred Taxes:
United States	$—	$—
Other Countries	—	—
	$—	$—
Total income tax provision	$—	$—

Loss from operations before income taxes and discontinued operations by country consists of the following:

	For the Year Ended December 31,
	2024	2023

	(in thousands)
United States	$(4,561)	$(6,037)
Other Countries	—	—
	$(4,561)	$(6,037)

The Company recorded zero of current tax expense and zero of deferred tax benefit for the years ended December 31, 2024 and 2023.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the Consolidated Statements of Operations is summarized below.

	For Year Ended December 31,
	2024	2023

	(in thousands)
Tax expense (benefit) at U.S. rate of 21%	$(1,596)	$(1,936)
Other adjustments:
Rate differential of other jurisdictions	(221)	(342)
Effects of foreign earnings	1,564	(2,103)
Change in valuation allowance	(12,240)	(2,737)
Provision to tax return true-ups	159	557
Exchange rate changes on deferred tax assets	6,459	(4,744)
Expired net operating losses	4,789	11,186
Other	1,086	119
Income tax provision	$—	$—

The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended
	December 31,
	2024	2023

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$94,767	$104,956
Capital loss carryforwards	1,571	1,702
Reclamation costs	984	1,226
Stock-based compensation	360	790
Property, plant and equipment	1,327	2,121
Other	1,946	1,639
	100,955	112,434
Less: Valuation allowance	(100,210)	(111,250)
Total deferred tax assets	745	1,184

Deferred tax liabilities:
Property, plant and equipment	(497)	(1,023)
Other	(248)	(161)
Total deferred tax liabilities	(745)	(1,184)
Net deferred tax asset (liability)	$—	$—

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets. The net deferred tax liability as of December 31, 2024 was zero. The net deferred tax liability as of December 31, 2023 was zero.

At December 31, 2024 the Company had net operating loss carryforwards in the U.S. and in certain non-U.S. jurisdictions totaling $381.9 million. In the U.S. there are $98.3 million of net operating loss carryforwards, $29.9 million of which have no expiration, while the remaining losses will expire in future years through 2038. In the remaining non-

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

U.S. countries, there are $25.5 million of net operating loss carryforwards related to the Rodeo and Velardeña Properties in Mexico, which will expire in future years through 2031, $84.7 million in Spain, which have no expiration date, and $173.4 million in other non-U.S. countries (including Luxemburg, Peru, Argentina and Canada), which will expire in future years through 2042.

The valuation allowance offsetting the net deferred tax assets of the Company of $100.2 million and $111.3 million at December 31, 2024 and 2023, respectively, relates primarily to the uncertain utilization of certain deferred tax assets, primarily net operating loss carryforwards, in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

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

Below is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits, which excludes any estimated penalties and interest on all identified unrecognized tax benefits. The Company had no unrecognized tax benefits at December 31, 2024 and 2023.

The Year Ended December 31,
	2024	2023

(in thousands)
Gross unrecognized tax benefits at beginning of period	$—	$—
Increases for tax positions taken during prior years	—	—
Decreases relating to settlements with taxing authorities	—	—
Reductions due to lapse of statute of limitations	—	—
Gross unrecognized tax benefits at end of period	$—	$—

Tax years as early as 2018 remain open and are subject to examination in the Company’s principal tax jurisdictions. The Company does not expect a significant change to its net unrecognized tax benefits over the next twelve months. No interest and penalties were recognized in the Consolidated Statement of Operations for the year ended December 31, 2024 or 2023, and there were no interest and penalties recognized in the statement of financial position as of December 31, 2024 and 2023. The Company classifies income tax related interest and penalties as income tax expense.

14.	Equity

On May 26, 2023, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-25 shares and a reduction in the total number of authorized shares of common stock of the Company from 350,000,000 shares to 28,000,000 shares, each effective on June 9, 2023. Accordingly, all common stock, equity award, warrant, and per share amounts have been adjusted to reflect the reverse stock split for all prior periods

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

presented. For additional information related to the reverse stock split, see Note 1, Basis of Preparation of Financial Statements and Nature of Operations.

On May 9, 2024, the Company’s shareholders approved an increase to the Company’s authorized shares from 28,000,000 shares to 100,000,000 shares. To effect the increase in authorized shares, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on May 13, 2024.

June 2023 Transactions

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

November 2023 Offering

On November 6, 2023, the Company entered into a Securities Purchase Agreement with certain institutional investors providing for the issuance and sale by the Company in a public offering (the “November 2023 Offering”) of (i) an aggregate of 4,712,488 shares of the Company’s common stock, par value $0.01 per share (the “Initial Shares”); (ii) Series A common warrants (the “November 2023 Series A Warrants”) to purchase 6,000,000 shares of common stock; (iii) Series B warrants (the “November 2023 Series B Warrants”) to purchase 3,000,000 shares of common stock; (iv) pre-funded warrants (the “November 2023 Pre-Funded Warrants”) to purchase 1,287,512 shares of the Company’s common stock for aggregate net proceeds of approximately $3.8 million. During the quarter ended March 31, 2024, the 488,572 November 2023 Pre-Funded Warrants were exercised for net proceeds of $48.86; 798,940 of these warrants were exercised in the fourth quarter 2023 for net proceeds of $70.89. See – Common Stock Warrants for additional information about the November 2023 Series A Warrants, the November 2023 Series B Warrants, and the November 2023 Pre-Funded Warrants.

At-the-Market Offering Agreement

During the year ended December 31, 2024, the Company did not sell any shares of common stock under the at-the-market program established pursuant to the Company’s At-the-Market Offering-Agreement with H.C. Wainwright, LLC (the “ATM Program”). The ATM Program has not been in effect since the related Registration Statement on Form S-3 expired on October 1, 2023. During the year ended December 31, 2023, the Company sold an aggregate of 308,930 shares of common stock under the ATM Program at an average price of $6.19 per share of common stock for net proceeds, after commissions and fees, of approximately $1,839,000.

There were no deferred ATM Program costs amortized during the year ended December 31, 2024. Approximately $45,000 of deferred ATM Program costs were amortized during the year ended December 31, 2023. At December 31, 2024 and December 31, 2023, there was no remaining balance of deferred ATM Program costs, recorded in Prepaid expenses and other assets on the interim Condensed Consolidated Balance Sheets.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Equity Incentive Plans

Under the Company’s Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”) awards of the Company’s common stock could be made to officers, directors, employees, consultants and agents of the Company and its subsidiaries. Following the adoption of the 2023 Plan, no further awards may be made under the 2009 Plan.

In May 2023, the Company’s stockholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”) to replace the 2009 Plan. Under the 2023 Plan, awards of the Company’s common stock may be made to officers, directors, employees, consultants and agents of the Company and its subsidiaries. The 2023 Plan was amended in 2024 to increase the number of shares of common stock of the Company issuable under the plan to 1.4 million shares. The 2023 Plan expires on February 23, 2033. Permitted awards under the 2023 Plan include options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, and other cash and stock-based awards. The Company recognizes stock-based compensation costs using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award.

Restricted Stock Grants

The following table summarizes the status and activity of the Company’s restricted stock grants at December 31, 2024 and 2023, and the changes during the years then ended:

	Year Ended December 31,
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Grants	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	5,800	$8.89	19,800	$10.95
Granted during the period	—	—	—	—
Restrictions lifted during the period	(4,600)	9.21	(12,933)	11.97
Forfeited during the period	(534)	9.75	(1,067)	9.75
Outstanding at end of period	666	$6.00	5,800	$8.89

During the years ended December 31, 2024 and 2023, the Company recognized approximately $20,000 and $83,000 respectively of stock compensation expense related to the restricted stock grants.

Restricted Stock Units

The 2009 Plan permitted the Company to issue restricted stock units (“RSUs”), which entitle each recipient to receive one unrestricted share of common stock upon termination of the recipient’s employment or board service. Also, pursuant to the 2009 Plan, the Company’s Board of Directors adopted the Non-Employee Director’s Deferred Compensation and Equity Award Plan (the “Deferred Compensation Plan”). Pursuant to the Deferred Compensation Plan, non-employee directors receive a portion of their compensation in the form of RSUs issued under the 2009 Plan. The 2009 Plan RSUs generally vest on the first anniversary of the grant.

The 2023 Plan permits the Company to issue RSUs, which entitle each recipient to receive one unrestricted share of common stock upon termination of the recipient’s employment or board service. Under the 2023 Plan, one-half of the shares vest equally on the first and second anniversaries of the grant date.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The following table summarizes the status and activity of the Company’s RSUs at December 31, 2024 and 2023, and the changes during the years then ended:

	Year Ended December 31,
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

For the twelve months ended December 31, 2024 and 2023, the Company recognized approximately $381,000 and $329,000, respectively, of stock compensation expense related to the RSUs.

Key Employee Long-Term Incentive Plan

The Company’s 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”) provided for the grant of units (“KELTIP Units”) to certain officers and key employees of the Company, which units, once vested, entitle such officers and employees to receive an amount, in cash or in Company common stock (such method of settlement at the sole discretion of the Board of Directors) issued pursuant to the Company’s stockholder approved equity incentive plans, measured generally by the price of the Company’s common stock on the settlement date. KELTIP Units were not an actual equity interest in the Company and are solely unfunded and unsecured obligations of the Company that were not transferable and do not provide the holder with any stockholder rights. Payment of the settlement amount of vested KELTIP Units was deferred generally until the earlier of a change of control of the Company or the date the grantee ceases to serve as an officer or employee of the Company.

The Company intended to settle all the KELTIP Units in common stock of the Company, an option that the Board of Directors holds in its sole discretion so long as sufficient shares remain available under the Company’s stockholder approved equity incentive plans. As a result, all outstanding KELTIP Units are recorded in equity at December 31, 2024 and 2023.

For the twelve months ended December 31, 2024, the Company recognized approximately $3,000 of stock compensation expense related to the KELTIP grants. For the twelve months ended December 31, 2023, the Company recognized approximately $7,000 of stock compensation income due to KELTIP Units being forfeited upon departure of an officer of the Company.

There were zero and 168,000 KELTIP Units outstanding at December 31, 2024 and 2023, respectively. The Company discontinued the KELTIP in June 2023 when the 2023 Plan was adopted and will no longer issue KELTIP Units.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Common Stock Warrants

The following table summarizes the status and activity of the Company’s common stock warrants at December 31, 2024 and 2023, and the changes during the twelve months then ended:

	Year Ended December 31,
	2024		2023
		Weighted		Weighted
	Number of	Average	Number of	Average
	Underlying	Exercise Price	Underlying	Exercise Price
Common Stock Warrants	Shares	Per Share	Shares	Share
Outstanding at beginning of period	11,308,314	$1.09	392,155	$8.58
Granted during period
June 2023 Pre-Funded Warrants	—	—	637,587	0.0001
June 2023 Warrants	—	—	1,427,587	1.90
November 2023 Series A Warrants	—	—	6,000,000	0.70
November 2023 Series B Warrants	—	—	3,000,000	0.70
November 2023 Pre-Funded Warrants	—	—	1,287,512	0.0001
Exercised during period
June 2023 Pre-Funded Warrants	—	—	(637,587)	0.0001
November 2023 Pre-Funded Warrants	(488,572)	0.0001	(798,940)	0.0001
Expired during the period	—	—	—
Outstanding at end of period	10,819,742	$1.14	11,308,314	$1.09

The warrants relate to prior registered offerings and private placements of the Company’s stock.

July 2019 Series A Warrants

On July 17, 2019, the Company issued 346,155 registered shares of common stock in a registered direct offering. In connection with the offering, each investor received an unregistered series A warrant to purchase a share of common stock for each share of common stock purchased at an exercise price of $8.75 per share. Each series A warrant is exercisable six months from the date of issuance and has a term expiring in January 2025. During the year ended December 31, 2021, 8,000 series A warrants were exercised, for net proceeds of $0.1 million, leaving a balance of 338,155 series A warrants outstanding as of December 31, 2024 and 2023.

April 2020 Warrants

On April 20, 2020, the Company entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale of 600,000 shares of the Company’s common stock and in a concurrent private placement transaction, the issuance of an aggregate of 450,000 warrants, ultimately consisting of 300,000 series A warrants and 150,000 series B warrants. During the year ended December 31, 2020, 200,000 series A warrants and 140,000 Series B warrants were exercised, for net proceeds of $2.6 million, leaving a balance of 100,000 and 10,000 series A and series B warrants outstanding, respectively, as of December 31, 2020. During the year ended December 31, 2021, 56,000 series A warrants were exercised, for net proceeds of $0.4 million, leaving a balance of 44,000 and 10,000 series A and series B warrants outstanding, respectively, as of December 31, 2021. There were no April 2020 Warrants exercised during the years ended December 31, 2024 or 2023.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Warrants outstanding as of December 31, 2024 are as follows:

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
	10,819,742

All outstanding warrants are recorded in equity at December 31, 2024 and 2023 following the guidance established by ASC 815-40 “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The Company’s warrants allow for the potential settlement in cash if certain extraordinary events are affected by the Company, including a 50% or greater change of control in the Company’s common stock. Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these warrants.

15.	Interest and Other Income (Expense), Net

For the years ended December 31, 2024 and 2023, the Company recognized approximately $75,000 and $32,000 respectively of interest and other income primarily related to interest income from cash deposits.

16.	Commitments and Contingencies

Lease and Purchase Commitments

The Company’s corporate headquarters office lease in Golden, Colorado expired in January 2025. Payments associated with the lease were recorded to rent expense by the Company in the amounts of $199,000 and $183,000 for the years ended December 31, 2024 and 2023, respectively.

The Company has payments associated with exploration concessions the Company owns. The Company has not completed exploration work on these concessions and the Company has the right to terminate the payments and release the concessions at any time.

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

Claims Related to Shutdown or Reduction of Operations

Ten former employees of some of the Company’s Mexican subsidiaries filed labor claims in 2024 against the subsidiary companies claiming the companies had not compensated them properly for their termination. A severance accrual has been estimated and recorded in connection with these lawsuits for $230,000.

One supplier of some of the Mexican subsidiaries filed a lawsuit in 2024 against the subsidiary companies for non-payment for services rendered. In total, the supplier is seeking approximately $55,000 and this amount is recorded in accounts payable as of December 31, 2024.

As a result of the Company’s reduced or ceased operations in the US, Mexico, Argentina and Peru, the Company has been and may in the future be exposed to claims from former employees, labor unions, suppliers, consultants or contractors and tax and environmental claims, which may individually or in the aggregate be material.

17.	Foreign Currency

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

Administrative Services, Lease of Equipment:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of The Sentient Group (“Sentient”). Sentient, through the Sentient executive funds, previously held a significant percentage of the Company’s issued and outstanding shares of common stock. As of

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

December 31, 2024, Sentient has sold their shares of the Company and is no longer considered a related party. In addition, the Company is no longer providing services to Minera Indé as of December 31, 2024.

19.	Subsequent Events

Velardeña Sales Agreement

Subsequent to December 31, 2024, the Velardeña Buyer made additional payments of approximately $1.0 million bringing the total amounts paid through April 4, 2025 to approximately $2.8 million under the fourth sales agreement, however the Buyer remains in default. As of April 4, 2025, the Company is still owed approximately $0.2 million, plus VAT, of the $3.0 million purchase price for the Velardeña oxide plant and water wells and other minor remaining Velardeña assets.

Employee Labor Claims

Early in 2025, we received two labor claims against our Argentina subsidiary from former employees seeking compensation that we believe is unsupported. The first employee has filed a claim for approximately $99,000, while the second employee has not yet specified the amount of compensation sought. We are assessing the merits of these claims and at this time do not believe they are valid claims.

Sale of Minera de Cordilleras

In April 2025 the Company completed the sale of Minera de Cordilleras, a Mexican subsidiary holding tax losses and five minor mining concessions, for $600,000 plus VAT.