Form 10-Q
period 2025-03-31
Golden Minerals Co
filed 2025-05-20
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025.

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

At May 16, 2025, 15,053,048 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	March 31,	December 31,
	2025	2024

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$3,529	$3,175
Value added tax receivable, net (Note 6)	339	314
Prepaid expenses and other assets (Note 5)	108	364
Total current assets	3,976	3,853
Property, plant and equipment, net (Note 7)	22	22
Investments	265	265
Right-of-use assets	—	9
Assets held for sale (Note 3)	667	667
Total assets	$4,930	$4,816

Liabilities and equity (deficit)
Current liabilities
Accounts payable and other accrued liabilities (Note 8)	$1,891	$1,625
Other current liabilities (Note 9)	8	42
Current liabilities held for sale (Note 3)	2,956	1,970
Total current liabilities	4,855	3,637
Liabilities held for sale (Note 3)	3,342	3,281
Total liabilities	8,197	6,918

Commitments and contingencies (Note 13)

Equity (deficit) (Note 12)
Common stock, $.01 par value, 100,000,000 shares authorized; 15,053,048 and 15,053,048 shares issued and outstanding, respectively	150	150
Additional paid-in capital	552,610	552,536
Accumulated deficit	(556,027)	(554,788)
Shareholders’ equity (deficit)	(3,267)	(2,102)
Total liabilities and equity (deficit)	$4,930	$4,816

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	2025	2024

	(in thousands, except per share data)
Costs and expenses:
Exploration expense	(71)	(92)
Administrative expense	(715)	(1,046)
Stock-based compensation	(74)	(73)
Total costs and expenses	(860)	(1,211)
Loss from operations	(860)	(1,211)
Other income (expense):
Interest and other income, net	26	15
Loss on foreign currency transactions	—	(25)
Total other income (expense)	26	(10)
Loss from operations before income taxes and discontinued operations	(834)	(1,221)
Income taxes (Note 11)	—	—
Loss from continuing operations	(834)	(1,221)
Loss from discontinued operations, net of taxes (Note 3)	(405)	(3,344)
Net loss	$(1,239)	$(4,565)

Net loss per common share - basic
Continuing operations	$(0.05)	$(0.09)
Discontinued operations	(0.03)	(0.23)
Net loss per common share - basic	$(0.08)	$(0.32)

Weighted-average shares outstanding - basic (1)	15,052,382	14,186,223

(1) Potentially dilutive shares have not been included for loss periods because to do so would be anti-dilutive. Potentially dilutive shares at March 31, 2025, consist of 1,070,079 equivalent shares related to stock compensation and 10,481,587 equivalent shares related to outstanding warrants. Potentially dilutive shares at March 31, 2024, consist of 440,409 equivalent shares related to stock compensation and 10,819,742 equivalent shares related to outstanding warrants. See Note 12 for a discussion of stock-based compensation and warrants.

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cash flows provided by (used in) operating activities:
Net loss	$(1,239)	$(4,565)
Loss from discontinued operations	405	3,344
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on trading securities	—	11
Stock-based compensation	74	73
Changes in operating assets and liabilities:
Accounts receivable	—	(388)
Value added tax receivable, net	(25)	2,003
Prepaid expenses and other assets	256	94
Right-of-use assets	9	24
Accounts payable and other accrued liabilities	266	1,253
Other current liabilities	(34)	(132)
Other long-term liabilities	—	(9)
Net cash provided by (used in) operating activities - continuing operations	(288)	1,708
Net cash provided by (used in) operating activities - discontinued operations	642	(3,039)
Net cash provided by (used in) operating activities	354	(1,331)
Cash flows provided by (used in) investing activities:
Net cash provided by (used in) investing activities - continuing operations	—	—
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	—	—
Cash flows provided by (used in) financing activities:
Net cash provided by (used in) financing activities - continuing operations	—	—
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	—	—
Net increase (decrease) in cash and cash equivalents	354	(1,331)
Cash and cash equivalents, beginning of period	3,175	3,766
Cash and cash equivalents, end of period	$3,529	$2,435

Supplemental disclosure:
Interest paid	$—	$5
Income taxes paid	$—	$—

Supplemental disclosure of non-cash transactions:
Deferred equity offering costs amortized	$—	$—

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Expressed in United States dollars)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity (Deficit)

	(in thousands except share data)
Balance, December 31, 2023	14,084,680	$141	$552,160	$(547,188)	$5,113
Stock compensation accrued (Note 12)	(1,067)	—	73	—	73
Warrants exercised (Note 12)	488,572	5	(5)	—	—
Net loss	—	—	—	(4,565)	(4,565)
Balance, March 31, 2024	14,572,185	$146	$552,228	$(551,753)	$621

Balance, December 31, 2024	15,053,048	$150	$552,536	$(554,788)	$(2,102)
Stock compensation accrued (Note 12)	—	—	74	—	74
Net loss	—	—	—	(1,239)	(1,239)
Balance, March 31, 2025	15,053,048	$150	$552,610	$(556,027)	$(3,267)

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

(Unaudited)

1.	Basis of Preparation of Financial Statements and Nature of Operations

Golden Minerals Company (the “Company” “we” “our” or “us”), a Delaware corporation, has prepared these unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements do not include all disclosures required by GAAP for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation. Certain prior period amounts may have been reclassified to conform to current classifications. Interim results are not necessarily indicative of results for a full year; accordingly, these interim condensed consolidated financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 15, 2025 (the “2024 Annual Report”).

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

Operating Segments and Related Disclosures

We manage our company as one reportable operating segment, exploration activities. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s Chief Executive Officer. Financial information and annual exploration plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the exploration activities segment and decides how to better allocate resources based on consolidated net income or loss that is reported on the interim Condensed Consolidated Statements of Operations. The Company's objective in making resource allocation decisions is to optimize the consolidated financial results. The accounting policies of our exploration activities segment are the same as those described in the summary of significant accounting policies. Refer to Note 3 to the financial statements included in the Company’s 2024 Annual Report for a description of our Significant Accounting Policies.

2.	Liquidity, Capital Resources and Going Concern

We do not currently have sufficient resources to meet our expected cash needs for a period of twelve months beyond the filing date of this 2025 Quarterly Report on Form 10-Q. At March 31, 2025, we had current assets of approximately $4.0 million, including cash and cash equivalents of approximately $3.5 million. On the same date, we had accounts payable and other current liabilities of approximately $4.9 million, which includes $3.0 million in deferred revenue for the sale of the Velardeña oxide plant and water wells recorded within Current liabilities held for sale on the interim Condensed Consolidated Balance Sheets. As previously disclosed, the Company ceased mining at the Velardeña mines in Mexico in the first quarter 2024 and subsequently sold the mines and certain related assets. As of March 31, 2025, the Company was owed $232,000 plus $37,000 value-added tax (“VAT”) of the $3.0 million purchase price plus VAT for the Velardeña oxide plant and water wells and other minor remaining Velardeña assets (see Note 15).

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

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this 2025 Quarterly Report on Form 10-Q is dependent upon its ability to generate sufficient cash flow from selling assets, reducing expenses, and raising sufficient funds through equity financings or other external sources. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of this Quarterly Report for the three months ended March 31, 2025 on Form 10-Q. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should the Company not continue as a going concern.

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

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results when the business is classified as held for sale, in accordance with ASC 360, and ASC 205-20, Presentation of Financial Statements – Discontinued Operations. Under ASC 360, assets may be classified as held for sale even though discontinued operations classification is not met. The results of discontinued operations are reported in Net loss from discontinued operations, net of tax in the accompanying Consolidated Statements of Operations for current and prior periods, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.

Velardeña Properties

In December 2023, the Company restarted operations at the Velardeña Properties. In February 2024, it was determined that the initial performance of both the mine and the processing plant did not achieve the expected results. On February 29, 2024, the Company announced that it had elected to discontinue operations at the Velardeña Properties and hold them for sale. Following that date, the Company shut down the Velardeña Properties and has held them for sale.

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

The fourth agreement related to the sale of the Velardeña Properties covers the oxide plant and water wells, and the Velardeña Buyer agreed to complete total payments of $3.0 million plus VAT on July 1, 2024. The agreement has not closed, and the Buyer is in default. In accordance with ASC 360, on June 30, 2024, the Company recorded an asset impairment charge of $411,000 in order to write down the remaining book value to the salvage value which is equal to the amount received through June 30, 2024 from the Velardeña Buyer of $373,000. Since June 30, 2024, the Buyer has continued to make periodic payments to the Company, and as of March 31, 2025, the Company has recorded deferred revenue of approximately $2.8 million within Current liabilities held for sale on the interim Condensed Consolidated Balance Sheets. The Buyer has operational control of the oxide plant since mid-year 2024, and we are no longer operating the property. We continue to hold our remaining interests in the oxide plant at Velardeña as assets held for sale. The Velardeña Buyer has been making periodic payments and the Company believes at this time that it will eventually collect the full amount, at which time the Company will record the sale under the fourth and final sales agreement. See Note 15.

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

Minera de Cordilleras

In March 2025 the Company entered into an agreement for the sale of Minera de Cordilleras, a Mexican subsidiary holding tax losses and five minor mining concessions, for $600,000. On December 31, 2024, the Company recorded an asset impairment charge of $150,000 resulting in a write-down to zero of the remaining book value of the Santa Isabel mineral property, one of the concessions included in the Minera de Cordilleras sale.

The following table summarizes the major line items for the Velardeña Properties and Silex Argentina that are included in Loss from discontinued operations, net of taxes in the interim Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Revenue
Sale of metals	$—	$1,225
Total revenue	—	1,225
Costs and expenses:
Cost of metals sold	—	(2,924)
Exploration	—	(374)
El Quevar project expenses	—	(139)
Velardeña shutdown care and maintenance costs	(198)	—
Reclamation expense	(61)	(76)
Other operating expense, net	(146)	(938)
Depreciation and amortization	—	(118)
Total costs and expenses	(405)	(4,569)
Loss from discontinued operations before income taxes	(405)	(3,344)
Income taxes	—	—
Loss from discontinued operations, net of taxes	$(405)	$(3,344)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

	March 31,	December 31,
	2025	2024

	(in thousands)
Assets
Property, plant and equipment, net(1)	667	667
Total assets held for sale	$667	$667

Liabilities
Deferred revenue(2)	2,806	1,820
Other current liabilities(3)	150	150
Total current liabilities held for sale	2,956	1,970
Asset retirement and reclamation liabilities(4)	3,342	3,281
Total liabilities held for sale	$6,298	$5,251

(1)	Property, plant and equipment, net at March 31, 2025 and December 31, 2024 consisted of the remaining Velardeña Properties assets.
(2)	Deferred revenue at March 31, 2025 and December 31, 2024 primarily represents cash received for the sale of the Velardeña oxide plant.
(3)	Other current liabilities at March 31, 2025 and December 31, 2024 consisted of the current portion of ARO.
(4)	Asset retirement and reclamation liabilities at March 31, 2025 and December 31, 2024 relate to the Rodeo and Velardeña Properties.

Asset Retirement and Reclamation Liabilities

Current asset retirement and reclamation liabilities are included in “Current liabilities held for sale”. Non-current asset retirement and reclamation liabilities are included in “Liabilities held for sale”.

Asset retirement and reclamation liabilities consist of the following:

	March 31,	December 31,
	2025	2024

	(in thousands)
Current asset retirement and reclamation liabilities	$150	$150
Non-current asset retirement and reclamation liabilities	3,342	3,281
	$3,492	$3,431

Current asset retirement and reclamation liabilities is included in Other current liabilities (see Note 9).

The following table presents the changes in the Company’s asset retirement and reclamation liabilities for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Balance at January 1,	$3,431	$4,246
Accretion expense	61	76
Balance at March 31,	$3,492	$4,322

4.	New Accounting Pronouncements

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

5.	Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2025	2024

	(in thousands)
Prepaid insurance	$23	$109
Recoupable deposits and other	85	255
	$108	$364

6.	Value Added Tax Receivable, Net

At March 31, 2025 and December 31, 2024, the Company recorded a net VAT paid in Mexico of $0.3 million, related to the Rodeo and Velardeña Properties, as a recoverable asset, which appears in “Value added tax receivable, net” on the interim Condensed Consolidated Balance Sheets. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts receivable will be recovered within a one-year period. At March 31, 2025 and December 31, 2024, the Company recorded approximately $173,000 and $172,000, respectively, of VAT payable as a reduction to the VAT receivable in Mexico.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

.

7.	Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2025	2024

	(in thousands)
Mining equipment and machinery	$158	$158
Other furniture and equipment	350	350
	508	508
Less: Accumulated depreciation	(486)	(486)
	$22	$22

8.	Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	March 31,	December 31,
	2025	2024

	(in thousands)
Accounts payable and accruals	$1,483	$1,226
Accrued employee compensation and benefits	408	399
	$1,891	$1,625

9.	Other Current Liabilities

The following table sets forth the Company’s other current liabilities:

	March 31,	December 31,
	2025	2024

	(in thousands)
Insurance premium financing	$8	$24
Operating lease liability	—	18
	$8	$42

10.	Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At March 31, 2025
Assets:
Cash and cash equivalents	$3,529	$—	$—	$3,529
	$3,529	$—	$—	$3,529

At December 31, 2024
Assets:
Cash and cash equivalents	$3,175	$—	$—	$3,175
	$3,175	$—	$—	$3,175

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

At March 31, 2025 and December 31, 2024, the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

11.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”), on a tax jurisdictional basis. In accordance with ASC 740, the interim provision for taxes was calculated by using the estimated annual effective tax rate applied to the year-to-date income or losses on a jurisdictional basis. Although the Company has generated ordinary losses on a year-to-date basis, the Company has projected taxable income by year end in certain tax jurisdictions, for which an annual effective tax rate has been calculated. For the three months ended March 31, 2025 and 2024, the Company recorded zero income tax expense.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its interim Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the Company had no deferred tax assets and no deferred tax liability on the interim Condensed Consolidated Balance Sheets due to a valuation allowance offsetting the net deferred tax assets of the Company.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority. Such positions are deemed to be “unrecognized tax benefits,” which require additional disclosure and recognition of a liability within the financial statements. The Company had no unrecognized tax benefits at March 31, 2025 and December 31, 2024.

12.	Equity

Equity Incentive Plans

Restricted Stock Grants

The following table summarizes the status and activity of the Company’s restricted stock grants at March 31, 2025 and 2024, and the changes during the nine months then ended:

Three Months Ended March 31,
	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Grants	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	666	$6.00	5,800	$8.89
Granted during the period	—	—	—	—
Restrictions lifted during the period	—	—	—	—
Forfeited during the period	—	—	—	—
Outstanding at end of period	666	$6.00	5,800	$8.89

Restricted Stock Units

The following table summarizes the status and activity of the Company’s restricted stock units at March 31, 2025 and 2024, and the changes during the nine months then ended:

Three Months Ended March 31,
	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Units	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	1,070,079	$2.36	272,409	$13.09
Granted during the period	—	—	—	—
Shares issued during the period	—	—	—	—
Forfeited during the period	—	—	—	—
Outstanding at end of period	1,070,079	$2.36	272,409	$13.09

Key Employee Long-Term Incentive Plan

There were zero Key Employee Long Term Incentive Plan (“KELTIP”) Units outstanding at March 31, 2025 and December 31, 2024, respectively. Under the 2023 Equity Incentive Plan (“the 2023 Plan”), the Company discontinued the KELTIP and will no longer issue KELTIP Units.

Stock-Based Compensation

Stock-based compensation expense for the periods presented is as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Restricted stock grants	$1	$12
Restricted stock units	73	58
KELTIP units	—	3
	$74	$73

Common Stock Warrants

The following table summarizes the activity of the Company’s common stock warrants for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025		2024
		Weighted		Weighted
	Number of	Average	Number of	Average
	Underlying	Exercise Price	Underlying	Exercise Price
Common Stock Warrants	Shares	Per Share	Shares	Share
Outstanding at beginning of period	10,819,742	$1.14	11,308,314	$1.09
Granted during period	—	—	—	—
Exercised during period
November 2023 Pre-Funded Warrants	—	—	(488,572)	0.0001
Expired during the period
July 2019 Series A Warrants	(338,155)	8.75	—	—
Outstanding at end of period	10,481,587	$0.90	10,819,742	$1.14

The common stock warrants relate to prior registered offerings and private placements of the Company’s stock.

Common stock warrants outstanding as of March 31, 2025 are as follows:

	Number of	Exercise
Common Stock Warrants	Warrants	Price	Expiration Date
April 2020 Series A Warrants	44,000	$7.50	October 22, 2025
April 2020 Series B Warrants	10,000	$7.50	October 22, 2025
June 2023 Warrants	1,427,587	$1.90	December 26, 2028
November 2023 Series A Warrants	6,000,000	$0.70	November 6, 2028
November 2023 Series B Warrants	3,000,000	$0.70	May 6, 2025
	10,481,587

All outstanding common stock warrants are recorded in equity at March 31, 2025 and December 31, 2024, following the guidance established by ASC Topic 815-40. The Company’s common stock warrants allow for potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock. Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these common stock warrants.

13.	Commitments and Contingencies

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

Claims Related to Shutdown or Reduction of Operations

Nine former employees of some of the Company’s Mexican subsidiaries have pending labor claims filed in 2024 against the subsidiary companies claiming the companies had not compensated them properly for their termination. A severance accrual has been estimated and recorded in connection with these lawsuits for $230,000.

One supplier of some of the Mexican subsidiaries filed a lawsuit in 2024 against the subsidiary companies for non-payment for services rendered. In total, the supplier is seeking approximately $55,000 and this amount is recorded in accounts payable as of March 31, 2025.

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

14.	Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of The Sentient Group (“Sentient”). Sentient, through the Sentient executive funds, previously held a significant percentage of the Company’s issued and outstanding shares of common stock. During 2024, Sentient sold its shares of the Company and is no longer considered a related party. In addition, the Company no longer provided services to Minera Indé as of December 31, 2024.

15.Subsequent Events

Velardeña Sales Agreement

Subsequent to March 31, 2025, the Velardeña Buyer made additional payments of approximately $130,000 plus VAT bringing the total amounts paid through May 16, 2025 to approximately $2.9 million under the fourth sales agreement, however the Buyer remains in default. As of May 16, 2025, the Company is still owed approximately $0.1 million, plus VAT, of the $3.0 million purchase price for the Velardeña oxide plant and water wells and other minor remaining Velardeña assets.

Sale of Minera de Cordilleras

In April 2025 the Company completed the sale of Minera de Cordilleras, a Mexican subsidiary holding tax losses and five minor mining concessions, for $600,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law. We are an exploration company holding majority joint venture interests in the Desierto and Sarita Este concessions, adjoining gold-silver-copper exploration projects located in northwest Salta Province Argentina, a 60% joint venture interest in Sand Canyon, an exploration-stage, gold-silver project in northwestern Nevada and other mineral exploration properties located primarily in or near historical precious metals producing regions in Argentina and Mexico. We are primarily focused on advancing exploration activities at the Sarita Este/Desierto project. We incurred net operating losses for the three months ended March 31, 2025, and 2024.

We restarted mining at our Velardeña Properties in December 2023 and continued through the end of February 2024 when it was determined that the initial performance of both the mine and the plant did not achieve expected results. We processed all the mineralized material that had been mined, shut down the sulfide processing plant at the end of March 2024 and held the Velardeña Properties for short-term sale as we evaluated options to realize value from the assets. We entered into the Velardeña Sales Agreements to sell the Velardeña and Chicago mines, both sulfide and oxide processing plants, water wells, and related equipment of the Velardeña Properties to the Velardeña Buyer in exchange for an aggregate purchase price of $5.5 million in cash, plus VAT.  The first three of the Velardeña Sales Agreements which include the combined sales of the Velardeña and Chicago mines, the sulfide processing plant and various related equipment were completed on June 20, 2024, and the titles to the assets were transferred to the Velardeña Buyer. The Velardeña Buyer agreed to pay $3.0 million plus VAT on July 1, 2024, to complete the fourth and final of the Velardeña Sales Agreements which covered the oxide processing plant and water wells. The Buyer has made payments of approximately $2.9 million through May 16, 2025, and is currently in default. While we retain title to the plant, the Velardeña Buyer has had operational control of the plant, and we have not had access to the property since mid-year 2024. We continue to hold our remaining interests in the oxide plant at Velardeña as assets held for sale. The Velardeña Buyer has been making periodic payments and the Company believes at this time that it will eventually collect the full amount, at which time the Company will record the sale under the fourth and final Velardeña Sales Agreement. (see “Item 1. Financial Statements—Note 3. Assets Held for Sale and Discontinued Operations”).

In October 2024, we completed the sale of Silex Argentina, which is the sole owner of El Quevar, our advanced exploration property in Argentina for $3.5 million. We also completed the sale of our Yoquivo exploration property in Mexico in November 2024 for $570,000 plus VAT and the sale of a Mexican subsidiary holding tax losses for $445,000.  In April 2025 the Company completed the sale of an additional Mexican subsidiary holding tax losses and 5 minor property concessions for $600,000. The Company continues to hold an interest in several remaining exploration properties, including Sarita Este/Desierto, a gold-silver-copper exploration project located in northwest Salta Province Argentina and Sand Canyon, an exploration stage, gold-silver project in northwestern Nevada.

Because we have ceased production at the Velardeña Properties, our only near-term opportunity to generate cash flow is from the sale of assets or new sources of debt or equity capital. We are evaluating and pursuing alternatives to obtain funds to continue as a going concern, including the potential sale of the Company, finalizing the sale of its assets at the Velardeña Properties, seeking buyers or partners for certain of the Company’s other assets or obtaining equity or other external financing. In the absence of additional cash inflows, the Company anticipates that its cash resources will be exhausted in the first quarter of 2026. If we are unable to obtain additional cash resources or sell the Company, we will be forced to cease operations and liquidate. See “Item 1. Financial Statements—Note 3. Assets Held for Sale and Discontinued Operations.”

2025 Highlights

The Company has achieved a significant reduction in liabilities and a meaningful decrease in our cost structure through its restructuring efforts in 2024 which continued into the first quarter of 2025. These combined actions allowed us to strengthen our balance sheet and preserve capital, enabling us to shift focus toward our most promising exploration assets as further described below. We expect the restructuring actions to be completed once the remaining sales agreement for the Velardeña assets is completed, which we anticipate happening in the second quarter.

Sarita Este / Desierto Project

The Desierto project, located in the Puna geological region of Salta Province, Argentina, has been the subject of surface exploration that identified zones of alteration, including clay and silica-rich areas typically associated with precious metal systems.  During 2025, the Company plans to formalize a joint venture agreement with Cascadero Copper Corporation to advance exploration activities on the Desierto I concession. The Company anticipates initiating a Phase I drill program designed to test extensions of gold mineralization observed at the adjacent Sarita Este property. Data obtained from the initial drilling program is expected to support refinement of the Desierto geological model and further evaluation of potential synergies with the Sarita Este project.

Sand Canyon Project

In January 2025, the Company exercised its option to earn a 60% interest in the Sand Canyon project, located in Humboldt County, Nevada, pursuant to its agreement with Golden Gryphon Explorations, Inc. The parties are currently working to finalize joint venture documentation. While no drilling is planned for 2025, the Company is continuing to review and integrate historical exploration data and technical studies to inform future exploration plans.

Sale of Minera de Cordilleras

In April 2025, the Company completed the sale of its wholly owned subsidiary, Minera de Cordilleras S. de R.L. de C.V., for total consideration of $600,000. The subsidiary held five non-core mining concessions in Mexico and accumulated tax loss carryforwards as part of its restructuring program.

Financial Results of Operations

For the results of operations discussed below, we compare the results of operations for the three months ended March 31, 2025, to the results of operations for the three months ended March 31, 2024.

Exploration expense. Our exploration expense, including property holding costs and allocated administrative expenses, totaled $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, essentially unchanged.

Administrative expense. Administrative expenses totaled $0.7 million for the three months ended March 31, 2025, compared to $1.0 million for the three months ended March 31, 2024. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of our exploration portfolio. The lower administrative expense we incurred during 2025 is primarily related to our cost reduction efforts.

Stock-based compensation. During the three months ended March 31, 2025 and 2024, we incurred $0.1 million of stock-based compensation expense. Stock-based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Interest and other income, net. We recorded a nominal amount of interest and other income, net for the three months ended March 31, 2025 and 2024.

Loss on foreign currency transactions. We recorded a nominal amount of loss on foreign currency transactions for the three months ended March 31, 2025 and 2024. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than U.S. dollars.

Income Taxes. We recorded zero income tax expense for the three months ended March 31, 2025 and 2024.

Loss from discontinued operations, net of taxes. In 2024, certain businesses were classified as assets held for sale and discontinued operations, including the Rodeo and Velardeña Properties in Mexico and the El Quevar property in Argentina. Loss from discontinued operations, net of taxes was $0.4 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively.

Loss from discontinued operations, net of taxes included the following major components:

●	Sale of metals. Revenue from the sale of metals decreased from $1.2 million for the three months ended March 31, 2024 to zero for the three months ended March 31, 2025 primarily due to ceasing mining operations at the Rodeo and Velardeña Properties in 2023 and 2024, respectively.
●	Cost of metals sold. For the three months ended March 31, 2025 and 2024, we recorded zero and $2.9 million of cost of metals sold, respectively. The decrease in costs was due to the discontinuation of mining operations.
●	Exploration. Exploration decreased from $0.4 million for the three months ended March 31, 2024 to zero for the three months ended March 31, 2025 primarily due to cash constraints of the Company and the classification of assets held for sale.
●	Velardeña care and maintenance costs. We recorded no expenses related to care and maintenance at our Velardeña Properties for the three months ended March 31, 2024 as the Velardeña Properties were operating during that period. We recorded $0.2 million related to care and maintenance for the three months ended March 31, 2025, for expenses related to care and maintenance at our Velardeña Properties as the result of the previous suspension of mining and processing activities in 2024.
●	Other operating expense, net. We recorded $0.1 million of other operating expense for the three months ended March 31, 2025 relating primarily to the write-off of a receivable. We recorded $0.9 million for the three months ended March 31, 2024 relating mainly to a severance accrual for employees in Mexico.

For additional details on the major components of the loss from discontinued operations, please refer to “Item 1 Financial Statements—Note 3. Assets Held for Sale and Discontinued Operations” in this Form 10-Q.

Liquidity, Capital Resources and Going Concern

2025 Liquidity Forecast and Going Concern Qualification

We do not currently have sufficient resources to meet our expected cash needs for a period of twelve months beyond the filing date of this 2025 Quarterly Report on Form 10-Q. At March 31, 2025, we had current assets of approximately $4.0 million, including cash and cash equivalents of approximately $3.5 million. On the same date, we had accounts payable and other current liabilities of approximately $4.9 million, which includes $3.0 million in deferred revenue for the sale of the Velardeña oxide plant and water wells recorded within Current liabilities held for sale on the interim Condensed Consolidated Balance Sheets. As previously disclosed, the Company ceased mining at the Velardeña mines in Mexico in the first quarter 2024 and subsequently sold the mines and certain related assets. As of March 31, 2025, the Company was owed $232,000 plus $37,000 value-added tax (“VAT”) of the $3.0 million purchase price for the Velardeña oxide plant and water wells and other minor remaining Velardeña assets (see Note 15).

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

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this 2025 Quarterly Report on Form 10-Q is dependent upon its ability to generate sufficient cash flow from selling assets, reducing expenses, and raising sufficient funds through equity financings or other external sources. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of this Quarterly Report for the three months ended March 31, 2025 on Form 10-Q. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should the Company not continue as a going concern.

2025 Liquidity Discussion

At March 31, 2025, our aggregate cash and cash equivalents totaled $3.5 million, compared to the $3.2 million in similar assets held at December 31, 2024. The March 31, 2025 increase is the result of the following expenditures and cash inflows for the three months ended March 31, 2025. Expenditures totaled $1.2 million from the following:

●	$0.4 million from the net loss on discontinued operations and assets held for sale, which includes, $0.2 million in Velardeña shutdown care and maintenance costs and $0.2 million in other operating costs;

●	$0.7 million in general and administrative expenses; and

●	$0.1 million in exploration expenditures.

The above expenditures were partially offset by cash inflows of $1.5 million from the following:

●	$1.0 million of proceeds received from the sale of Velardeña Plant 2 and water wells; and

●	$0.5 million of other working capital changes.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the first quarter of 2025 that would affect the Company or have a material impact on its consolidated financial position or results of operations.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain forward-looking statements and forward-looking information (collectively, “forward-looking statements”) within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward- looking statements. These statements include comments relating to (i) our anticipated near-term capital needs and potential sources of capital; (ii) our plans regarding exploration activities at the Sarita Este/Desierto project and the completion of the related joint venture documents and formation of the joint venture with Cascadero Copper Corporation (“Cascadero”); (iii) plans regarding our Sand Canyon exploration property in Nevada; (iv) expectations pertaining to the collection of receivables from the sale of the Velardeña Properties; (iv) projected spending for the twelve months ending March 31, 2026; and (v) statements concerning our financial condition, business strategies, business and legal risks, and our financial outlook for 2025, including anticipated expenditures and cash inflows during the year. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this Form 10-Q, including:

●	The Company’s expected near-term cash needs, including the need to raise additional cash in the near-term and whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all;
●	Higher than anticipated exploration, maintenance, general and administrative costs;
●	Whether we will receive the full amount of receivables from the sale of the Velardeña Properties and whether the timing of such collections will be delayed;
●	Plans regarding further advancement of the Sarita Este/Desierto project, including completion of the joint venture documents with Cascadero;
●	Plans regarding further advancement of the Sand Canyon project, including completion of the joint venture with Golden Gryphon Explorations, Inc.;
●	Decreases in silver and gold prices;

●	Risks related to our exploration properties, including unfavorable results from exploration and whether we will be able to advance our exploration properties;
●	Variations in the nature, quality and quantity of any mineral deposits that are or may be located at our exploration properties, changes in interpretations of geological information, and unfavorable results of drilling, metallurgical and other tests;
●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;
●	Our ability to retain key management and exploration personnel necessary to successfully operate and grow our business;
●	Economic and political events negatively affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;
●	Political and economic instability in Argentina and other countries in which we conduct our business, and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;
●	Adverse technological changes and cybersecurity threats;
●	Volatility in the market price of our common stock; and
●	The factors discussed under “Risk Factors” in our 2024 Annual Report.

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

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first three months of 2025, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

Foreign Currency Exchange Risk

Although most of our expenditures are in U.S. dollars, certain purchases of labor, services, supplies and capital assets are denominated in other currencies, primarily in Mexico and Argentina. As a result, currency exchange fluctuations may impact the costs of our exploration and mining activities. To reduce this risk, we maintain minimum cash balances in foreign currencies and complete most of our purchases in U.S. dollars.

Commodity Price Risk

We are primarily engaged in the exploration of properties containing gold, silver, zinc, lead and other minerals. As a result, decreases in the price of any of these metals have the potential to negatively impact our ability to establish reserves and mine on our properties. We currently hold no commodity derivative positions.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

Claims Related to Shutdown or Reduction of Operations

Nine former employees of some of the Company’s Mexican subsidiaries have pending labor claims filed in 2024 against the subsidiary companies claiming the companies had not compensated them properly for their termination. A severance accrual has been estimated and recorded in connection with these lawsuits for $230,000.

One supplier of some of the Mexican subsidiaries filed a lawsuit in 2024 against the subsidiary companies for non-payment for services rendered. In total, the supplier is seeking approximately $55,000 and this amount is recorded in accounts payable as of March 31, 2025.

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

The risk factors for the three months ended March 31, 2025, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

GOLDEN MINERALS COMPANY

Date:	May 20, 2025	By:	/s/ Pablo Castaños
Pablo Castaños
President and Chief Executive Officer

Date:	May 20, 2025	By:	/s/ Joseph G. Dwyer
Joseph G. Dwyer
Senior Vice President and Chief Financial Officer