Form 10-Q
period 2025-09-30
Golden Minerals Co
filed 2025-11-14
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025.

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

At November 13, 2025, 15,053,048 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$1,745	$3,175
Value added tax receivable, net (Note 6)	—	314
Prepaid expenses and other assets (Note 5)	268	364
Total current assets	2,013	3,853
Property, plant and equipment, net (Note 7)	22	22
Investments	265	265
Right-of-use assets	—	9
Assets held for sale (Note 3)	667	667
Total assets	$2,967	$4,816

Liabilities and equity (deficit)
Current liabilities
Accounts payable and other accrued liabilities (Note 8)	$1,193	$1,625
Other current liabilities (Note 9)	—	42
Current liabilities held for sale (Note 3)	3,122	1,970
Total current liabilities	4,315	3,637
Liabilities held for sale (Note 3)	3,467	3,281
Total liabilities	7,782	6,918

Commitments and contingencies (Note 13)

Equity (deficit) (Note 12)
Common stock, $.01 par value, 100,000,000 shares authorized; 15,053,048 and 15,053,048 shares issued and outstanding, respectively	150	150
Additional paid-in capital	552,779	552,536
Accumulated deficit	(557,744)	(554,788)
Shareholders’ equity (deficit)	(4,815)	(2,102)
Total liabilities and equity (deficit)	$2,967	$4,816

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands except per share data)		(in thousands, except per share data)
Costs and expenses:
Exploration expense	$(188)	(240)	$(343)	(497)
Administrative expense	(430)	(816)	(1,893)	(2,961)
Stock-based compensation	(70)	(80)	(243)	(337)
Other operating income (expense), net	—	—	(5)	—
Depreciation and amortization	—	—	—	(1)
Total costs and expenses	(688)	(1,136)	(2,484)	(3,796)
Loss from operations	(688)	(1,136)	(2,484)	(3,796)
Other income (expense):
Interest and other income (expense), net	13	7	91	28
Gain (loss) on foreign currency transactions	(6)	25	(48)	(69)
Total other income (expense)	7	32	43	(41)
Loss from operations before income taxes and discontinued operations	(681)	(1,104)	(2,441)	(3,837)
Income taxes (Note 11)	—	—	—	—
Loss from continuing operations	(681)	(1,104)	(2,441)	(3,837)
Income (loss) from discontinued operations, net of taxes (Note 3)	(196)	1,303	(515)	(3,276)
Net income (loss)	$(877)	$199	$(2,956)	$(7,113)

Net income (loss) per common share - basic (1)
Continuing operations	$(0.05)	$(0.07)	$(0.16)	$(0.26)
Discontinued operations	(0.01)	0.08	(0.04)	(0.23)
Net income (loss) per common share - basic (1)	$(0.06)	$0.01	$(0.20)	$(0.49)

Weighted-average shares outstanding - basic	15,053,048	15,035,259	15,052,826	14,607,703

(1)	Potentially dilutive shares have not been included for loss periods because to do so would be anti-dilutive. Potentially dilutive shares at September 30, 2025, consist of 2,470,079 equivalent shares related to stock compensation and 7,481,587 equivalent shares related to outstanding warrants. Potentially dilutive shares at September 30, 2024, consist of 1,070,049 equivalent shares related to stock compensation and 10,819,742 equivalent shares related to outstanding warrants. See Note 12 for a discussion of stock-based compensation and warrants.

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash flows provided by (used in) operating activities:
Net loss	$(2,956)	$(7,113)
Loss from discontinued operations	515	3,276
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	1
Gain on sale of assets	(600)	—
Loss on trading securities	—	11
Stock-based compensation	243	337
Changes in operating assets and liabilities:
Accounts receivable	—	(7)
Value added tax receivable, net	314	2,896
Prepaid expenses and other assets	96	468
Right-of-use assets	9	75
Accounts payable and other accrued liabilities	(432)	(1,626)
Other current liabilities	(42)	(273)
Other long-term liabilities	—	(28)
Net cash used in operating activities - continuing operations	(2,853)	(1,983)
Net cash used in operating activities - discontinued operations	(329)	(4,932)
Net cash used in operating activities	(3,182)	(6,915)
Cash flows provided by (used in) investing activities:
Net cash provided by investing activities - continuing operations	—	—
Net cash provided by investing activities - discontinued operations	1,752	4,945
Net cash provided by investing activities	1,752	4,945
Cash flows provided by (used in) financing activities:
Common stock shares relinquished to pay taxes	—	(19)
Net cash used in financing activities - continuing operations	—	(19)
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided used in financing activities	—	(19)
Net decrease in cash and cash equivalents	(1,430)	(1,989)
Cash and cash equivalents, beginning of period	3,175	3,766
Cash and cash equivalents, end of period	$1,745	$1,777

Supplemental disclosure:
Interest paid	$—	$12
Income taxes paid	$—	$—

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Expressed in United States dollars)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
	(in thousands except share data)
Balance, December 31, 2023	14,084,680	$141	$552,160	$(547,188)	$5,113
Stock compensation accrued (Note 12)	(1,067)	—	73	—	73
Warrants exercised (Note 12)	488,572	5	(5)	—	—
Net loss	—	—	—	(4,565)	(4,565)
Balance, March 31, 2024	14,572,185	$146	$552,228	$(551,753)	$621
Stock compensation accrued (Note 12)	—	—	184	—	184
KELTIP and RSU shares issued net of shares relinquished to cover withholding taxes (Note 12)	433,370	4	(23)	—	(19)
Net loss	—	—	—	(2,747)	(2,747)
Balance, June 30, 2024	15,005,555	$150	$552,389	$(554,500)	$(1,961)
Stock compensation accrued and shares issued for vested stock awards (Note 12)	47,493	—	80	—	80
Net income	—	—	—	199	199
Balance, September 30, 2024	15,053,048	$150	$552,469	$(554,301)	$(1,682)

Balance, December 31, 2024	15,053,048	$150	$552,536	$(554,788)	$(2,102)
Stock compensation accrued (Note 12)	—	—	74	—	74
Net loss	—	—	—	(1,239)	(1,239)
Balance, March 31, 2025	15,053,048	$150	$552,610	$(556,027)	$(3,267)
Stock compensation accrued (Note 12)	—	—	99	—	99
Net loss	—	—	—	(840)	(840)
Balance, June 30, 2025	15,053,048	$150	$552,709	$(556,867)	$(4,008)
Stock compensation accrued (Note 12)	—	—	70	—	70
Net loss	—	—	—	(877)	(877)
Balance, September 30, 2025	15,053,048	$150	$552,779	$(557,744)	$(4,815)

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

The Company is considered an exploration stage issuer under the criteria set forth by the SEC under Subpart 1300 of Regulation S-K (“S-K 1300”) as the Company has not yet demonstrated the existence of mineral reserves at any of the Company’s properties. As a result, and in accordance with GAAP for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred. As such, the Company’s financial statements may not be comparable to the financial statements of mining companies that have proven and probable mineral reserves. Such companies would typically capitalize certain development costs including infrastructure development and mining activities to access the ore. The capitalized costs would be amortized on a units-of-production basis as reserves are mined. The amortized costs are typically allocated to inventory and eventually to cost of sales as the inventories are sold. As the Company does not have proven and probable mineral reserves, all project cost were charged to cost of metals sold or project expense during the period depending on the nature of the costs. The Company cannot be certain that any deposits at any of its properties will ever be confirmed or converted into S-K 1300 compliant “reserves.”

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

2.	Liquidity, Capital Resources and Going Concern

We do not currently have sufficient resources to meet our expected cash needs for a period of twelve months beyond the filing date of this 2025 Quarterly Report on Form 10-Q. At September 30, 2025, we had current assets of approximately $2.0 million, including cash and cash equivalents of approximately $1.7 million. On the same date, we had accounts payable and other current liabilities of approximately $4.3 million, which includes $2.97 million in deferred revenue for the sale of the Velardeña oxide plant and water wells recorded within Current liabilities held for sale on the interim Condensed Consolidated Balance Sheets. As previously disclosed, the Company ceased mining at the Velardeña mines in Mexico in the first quarter 2024 and subsequently sold the mines and certain related assets. As of September 30, 2025, the Company was owed $28,000 plus $5,000 value-added tax (“VAT”) of the $3.0 million purchase price plus VAT for the Velardeña oxide plant and water wells and other minor remaining Velardeña assets (the “Velardeña Properties”). This remaining amount was received during October 2025 and as a result, the Company will recognize the related gain from sale of Velardeña Properties in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) (see Note 15).

The Company’s only near-term opportunity to generate cash flow to meet its expected cash requirements is from the sale of assets, equity or other external financing. The Company is evaluating and pursuing alternatives, including the potential sale of the Company, seeking buyers or partners for the Company’s other assets or obtaining equity or other external financing. In the absence of additional cash inflows, the Company anticipates that its cash resources will be exhausted in approximately the second quarter of 2026. If we are unable to obtain additional cash resources or sell the Company, we will be forced to cease operations and liquidate.

These interim condensed consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, as noted above, our continuing long-term operations will be dependent upon our ability to secure sufficient funding to generate future profitable operations. The underlying value and recoverability of the amounts shown as property, plant and equipment in our consolidated financial statements are dependent on our ability to generate positive cash flows from operations and to fund general administrative, and exploration activities that would lead to additional profitable mining and processing activities or to generate proceeds from the disposition of property and equipment.

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this 2025 Quarterly Report on Form 10-Q is dependent upon its ability to generate sufficient cash flow from selling assets, reducing expenses, and raising sufficient funds through equity financings or other external sources. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of this Quarterly Report for the nine months ended September 30, 2025 on Form 10-Q. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should the Company not continue as a going concern.

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

We entered into sales agreements pursuant to which a privately held Mexican company (the “Velardeña Buyer”) agreed to purchase the Velardeña and Chicago mines, mining equipment and the sulfide plant, and agreed to purchase the oxide processing plant and water wells.

The sale of the Velardeña and Chicago mines, the sulfide processing plant and various related equipment pursuant to three of the sales agreements was completed on June 20, 2024, for $2.5 million plus VAT.

The fourth agreement related to the sale of the Velardeña Properties covers the oxide plant and water wells, and the Velardeña Buyer agreed to complete total payments of $3.0 million plus VAT on July 1, 2024. In accordance with ASC 360, on June 30, 2024, the Company recorded an asset impairment charge of $411,000 to write down the remaining book value to the amount receivable per the agreement.

Since June 30, 2024, the Velardeña Buyer has continued to make periodic payments to the Company; however, it had not paid the entire sale price until October 2025. As a result, as of September 30, 2025, the Company had not transferred title to the oxide plant and the water wells to the Velardeña Buyer. During June 2025, the Company transferred the related environmental permits to the Velardeña Buyer in anticipation of completing the sale. The sale was completed on October 10, 2025 upon receipt of the remaining $28,000 plus VAT and as a result, we transferred the title to the oxide plant and the water wells to the Velardeña Buyer.

As of September 30, 2025, the Company has received $2.97 million from the sale of oxide plant and the water wells. The amount is recognized as deferred revenue within Current liabilities held for sale on the interim Condensed Consolidated Balance Sheets. The Velardeña Buyer has had operational control of the oxide plant since mid-year 2024, and we have not operated the property since that time.

Rodeo Property

We hold 100% interest in the Rodeo gold mine (the “Rodeo Property”) in Durango state, Mexico. We believe the mineral resource at the Rodeo Property is depleted and is no longer considered to have reasonable prospects for economic extraction. Mining activities at the Rodeo Property therefore concluded during 2023. The Company has a remaining asset retirement obligation for which it has accrued approximately $450,000.

Minera Labri

On August 28, 2024, the Company sold its wholly owned Mexican subsidiary, Minera Labri S.A. de C.V. (“Minera Labri”), to a private Mexican company for approximately $445,000. Minera Labri previously owned the Velardeña Properties’ sulfide plant, which together with the Velardeña mines, was sold to the Velardeña Buyer, as described above. At consummation of that sale, Minera Labri held no assets but held net operating losses and inflation-adjusted capital contributions.

Silex Argentina

On August 30, 2024, the Company entered into a binding letter agreement with Butte Energy Inc. (“Butte”) pursuant to which Butte acquired 100% of the issued and outstanding shares of Silex Argentina S.A. (the “Silex Shares”), the Company’s wholly owned subsidiary that owned the El Quevar Project, located in Argentina. The $3.5 million purchase price of the Silex Shares was paid in cash, as follows: (1) $500,000, as a non-refundable deposit, paid to the Company on September 3, 2024; (2) $500,000 paid to the Company upon execution of the Acquisition Agreement on September 27, 2024; and (3) $2.5 million paid to the Company when the transaction closed on October 24, 2024.

Yoquivo Project

On November 22, 2024, the Company completed the sale of its Yoquivo gold-silver project located in Chihuahua State, Mexico to Advance Metals Limited for total cash consideration of $570,000, plus VAT.

Minera de Cordilleras

In April 2025 the Company, through its subsidiaries, completed the sale of Minera de Cordilleras, a Mexican subsidiary holding tax losses and five minor mining concessions, for $600,000.

The following table summarizes the major line items for all of our subsidiaries and assets noted above, that are included in Loss from discontinued operations, net of taxes in the interim Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Sale of metals	$—	$128	$—	$1,440
Cost of metals sold	—	(583)	—	(6,026)
Exploration and other operating cost	(132)	(287)	(938)	(1,108)
Reclamation expense	(64)	(59)	(187)	(212)
Asset impairment expense	—	—	—	(411)
Other operating income	—	2,122	10	3,270
Gain on sale of assets held for sale	—	—	600	—
Depreciation and amortization	—	(18)	—	(229)
Income (loss) from discontinued operations before income taxes	(196)	1,303	(515)	(3,276)
Income taxes		—		—
Income (loss) from discontinued operations, net of taxes	$(196)	$1,303	$(515)	$(3,276)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

	September 30,	December 31,
	2025	2024
	(in thousands)
Assets
Property, plant and equipment, net(1)	667	667
Total assets held for sale	$667	$667

Liabilities
Deferred revenue(2)	2,972	1,820
Other current liabilities(3)	150	150
Total current liabilities held for sale	3,122	1,970
Asset retirement and reclamation liabilities(4)	3,467	3,281
Total liabilities held for sale	$6,589	$5,251

(1)	Property, plant and equipment, net at September 30, 2025 and December 31, 2024 consisted of the remaining Velardeña Properties assets.

(2)	Deferred revenue at September 30, 2025 and December 31, 2024 represents cash received for the sale of the Velardeña oxide plant.

(3)	Other current liabilities at September 30, 2025 and December 31, 2024 consisted of the current portion of ARO.

(4)	Asset retirement and reclamation liabilities at September 30, 2025 and December 31, 2024 relate to the Rodeo Property and Velardeña Properties.

4.	New Accounting Pronouncements

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

In March 2025, the FASB issued ASU 2025-02, Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which, in light of SEC SAB 122, removes the SAB 121 interpretive guidance regarding crypto-asset safeguarding obligations. The guidance is effective immediately and is applied retrospectively for periods after December 15, 2024. The ASU did not have any impact on the Company’s condensed consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, Business Combination and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The ASU addresses transactions where the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business, and the acquisition is affected primarily by exchanging equity interests. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Clarifications to Share-Based Consideration Payable to a Customer. This ASU clarifies the accounting for share-based payment awards granted to a customer as incentive. It addresses intersection of ASC 606 (Revenue from Contracts with Customers) and ASC 718 (Stock Compensation). The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those years. Early adoption is permitted. We are currently evaluating the impact of adopting the ASU on our consolidated financial statements.

5.	Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Prepaid insurance	$110	$109
Recoupable deposits and other	158	255
	$268	$364

6.	Value Added Tax Receivable, Net

VAT incurred in Mexico and other jurisdictions, primarily in connection with exploration projects, has been fully allowed for as of September 30, 2025, due to uncertainty regarding its recoverability.

7.	Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	September 30,	December 31,
	2025	2024
	(in thousands)
Mining equipment and machinery	$158	$158
Other furniture and equipment	350	350
	508	508
Less: Accumulated depreciation	(486)	(486)
	$22	$22

8.	Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Accounts payable and accruals	$1,063	$1,226
Accrued employee compensation and benefits	130	399
	$1,193	$1,625

9.	Other Current Liabilities

The following table sets forth the Company’s other current liabilities:

	September 30,	December 31,
	2025	2024
	(in thousands)
Insurance premium financing	$—	$24
Operating lease liability	—	18
	$—	$42

10.	Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At September 30, 2025
Assets:
Cash and cash equivalents	$1,745	$—	$—	$1,745
	$1,745	$—	$—	$1,745

At December 31, 2024
Assets:
Cash and cash equivalents	$3,175	$—	$—	$3,175
	$3,175	$—	$—	$3,175

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

At September 30, 2025 and December 31, 2024, the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

11.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”), on a tax jurisdictional basis. In accordance with ASC 740, the interim provision for taxes was calculated by using the estimated annual effective tax rate applied to the year-to-date income or losses on a jurisdictional basis. Although the Company has generated ordinary losses on a year-to-date basis, the Company may have projected taxable income by year end in certain tax jurisdictions, for which an annual effective tax rate has been calculated. For the three and nine months ended September 30, 2025 and 2024, the Company recorded zero income tax expense.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its interim Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the Company had no deferred tax assets and no deferred tax liability on the interim Condensed Consolidated Balance Sheets due to a valuation allowance offsetting the net deferred tax assets of the Company.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority. Such positions are deemed to be “unrecognized tax benefits,” which require additional disclosure and recognition of a liability within the financial statements. The Company had no unrecognized tax benefits at September 30, 2025 and December 31, 2024.

12.	Equity

Equity Incentive Plans

Restricted Stock Grants

The following table summarizes the status and activity of the Company’s restricted stock grants at September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Grants	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	666	$6.00	5,800	$8.89
Restrictions lifted during the period	(666)	6.00	(3,936)	9.75
Forfeited during the period	—	—	(534)	9.75
Outstanding at end of period	—	$—	1,330	$6.00

Restricted Stock Units

The following table summarizes the status and activity of the Company’s restricted stock units at September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Units	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	1,070,079	$2.36	272,409	$13.09
Granted during the period	1,500,000	0.18	1,200,000	0.41
Shares issued during the period	—	—	(373,493)	3.08
Forfeited during the period	—	—	(28,837)	19.47
Restrictions lifted during the period	(100,000)	0.35	—	—
Outstanding at end of period	2,470,079	$1.12	1,070,079	$2.36

The new grants were valued based on the market price of the Company’s shares as of the grant date.

Stock-Based Compensation

Stock-based compensation expense for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Restricted stock grants	$—	$1	$3	$19
Restricted stock units	70	79	240	315
KELTIP units	—	—	—	3
	$70	$80	$243	$337

Common Stock Warrants

The following table summarizes the activity of the Company’s common stock warrants for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025		2024
		Weighted		Weighted
	Number of	Average	Number of	Average
	Underlying	Exercise Price	Underlying	Exercise Price
Common Stock Warrants	Shares	Per Share	Shares	Share
Outstanding at beginning of period	10,819,742	$1.14	11,308,314	$1.09
Expired during the period	(3,338,155)	1.52	(488,572)	0.0001
Outstanding at end of period	7,481,587	$0.98	10,819,742	$1.14

The common stock warrants relate to prior registered offerings and private placements of the Company’s stock.

Common stock warrants outstanding as of September 30, 2025 are as follows:

	Number of	Exercise
Common Stock Warrants	Warrants	Price	Expiration Date
April 2020 Series A Warrants	44,000	$7.50	October 22, 2025
April 2020 Series B Warrants	10,000	$7.50	October 22, 2025
June 2023 Warrants	1,427,587	$1.90	December 26, 2028
November 2023 Series A Warrants	6,000,000	$0.70	November 6, 2028
	7,481,587

All outstanding common stock warrants are recorded in equity at September 30, 2025 and December 31, 2024, following the guidance established by ASC Topic 815-40. The Company’s common stock warrants allow for potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock. Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these common stock warrants.

13.	Commitments and Contingencies

Unifin Lawsuit

During April 2021, the Company became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”). The plaintiff in the matter was Unifin Financiera, S.A.B de C.V. (“Unifin”). The lawsuit was assigned to the Fifth Specialized Commercial District Court. In November 2022, the Company was formally served with the complaint in connection with the lawsuit and in December 2022 the Company filed its answer to the complaint. As a preemptive measure, Unifin obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which limited the Company’s and Minera William’s ability to access approximately $153,000.

The Company and Unifin agreed to settle the dispute in late 2023. During the first quarter of 2024, the Court unfroze the Minera William bank accounts, and the bank remitted the funds to Unifin as per the settlement agreement. The court also published a writ stating that the parties had complied with the settlement agreement and declared that Unifin has withdrawn the lawsuit against Minera William.

On June 13, 2024, the Trial Court published the judgment in the commercial oral proceeding initiated by Unifin against Minera William, Procesadora de Minerales de Durango, and Jorge Alberto Samaniego Mota. Since Unifin and Minera William had previously settled the dispute and Unifin desisted or withdrew its action against Minera William, the company was not condemned in the judgment. Procesadora de Minerales de Durango and Jorge Alberto Samaniego Mota were ordered to pay all the amounts claimed by Unifin. However, the judgment states that Minera William, Procesadora de Minerales de Durango, and Jorge Samaniego Mota are jointly and severally liable to Unifin. The Company believes the Judge should not have ruled on whether or not Minera William was jointly and severally liable. Moreover, the Judge did not assess Minera William’s arguments that it was not jointly and severally liable to Unifin. Minera William appealed that ruling as it is clearly contrary to the settlement agreement between Unifin and Minera William.

On June 11, 2025, the Appellate Court dismissed Minera Williams appeal, on the grounds that it lacks legal standing, as the judgment issued in the original proceeding does not cause it any harm. Regarding the risk raised by Minera William concerning a potential repetition action by the co-defendants Procesadora and Samaniego, the Appellate Court found such risk to be unfounded, as it is merely a hypothetical scenario that, to date, has not resulted in any harm to Minera William. The Company currently believes that it is unlikely any future liability will arise from this judgement.

Claims Related to Shutdown or Reduction of Operations

One former employee of one of the Company’s Mexican subsidiaries has a pending labor claim filed in 2024 claiming the Company had not compensated him properly for his termination. A severance accrual has been estimated and recorded in connection with this lawsuit for $56,000.

One supplier of some of the Mexican subsidiaries filed a lawsuit in 2024 against the subsidiary companies for non-payment for services rendered. In total, the supplier is seeking approximately $46,000 and this amount is recorded in accounts payable as of September 30, 2025.

In 2025, we received two labor claims against our Argentina subsidiary from former employees seeking compensation that we believe is unsupported. The first employee has filed a claim for approximately $70,000, and the second employee filed a claim for approximately $90,000, plus legal fees. We are assessing the merits of these claims and at this time do not believe they are valid claims.

As a result of the Company’s reduced or ceased operations in the US, Mexico Argentina and Peru, the Company has been and may in the future be exposed to claims from former employees, labor unions, suppliers, consultants or contractors and tax and environmental claims, which may individually or in the aggregate be material.

Mexican Mining Concession

In July 2025, the Company was notified by the Mexican Mining Registry of an outstanding balance of approximately $403,000 in fees, penalties, and late fees related to the Rucio mining concession, originally requested by Minera de Cordilleras, a subsidiary that was sold earlier in 2025. Under the terms of the sale the Company would be responsible for this claim.

Based on the Mining Registry files, the Rucio concession was originally requested in 2011 by a former manager of Minera Cordilleras. The concession was not issued until 2018, and the Company was never notified of its issuance or of any associated payment obligations.

The Company elected not to make payment pending further investigation, and the concession has since been cancelled by the Mining Registry. The Mining Registry has not commenced an enforcement action related to the alleged fees. If filed, the Company plans to challenge the validity of the claim, citing irregularities in the timing of the concession’s issuance and notification.

The Company initiated a concession annulment action during November 2025.

As of September 30, 2025, no provision has been recorded, as management believes that the outcome of this matter is uncertain and that any potential loss cannot be reasonably estimated.

14.	Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Accounting and Financial Reporting Services

The Company has outsourced certain aspects of its accounting functions to Avisar Everyday Solutions Ltd. (“Avisar”). The Chief Financial Officer of the Company, effective June 1, 2025, is a director, an officer, and a principal shareholder of Avisar. During the period from June 1, 2025 to September 30 2025, the Company incurred $54,798 for consulting services provided by Avisar. This amount includes payment for CFO services and the Company is not paying the CFO directly.

15.	Subsequent Events

Velardeña Sales Agreement

Subsequent to September 30, 2025, the Velardeña Buyer made additional payments of $28,000 plus VAT, completing the purchase price of $3 million plus VAT for the Velardeña Properties, agreed during June 2024. (Note 3). The transaction closed on October 10, 2025 and the Company transferred the title to the Velardeña Buyer. With this closing, the Company has now fully divested its Velardeña operations.

Warrant Expiry

On October 22, 2025, a total of 54,000 warrants, exercisable at $7.50 per share, expired without being exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law. We are an exploration company holding or controlling majority interests in the Desierto and Sarita Este concessions, adjoining gold-silver-copper exploration projects located in northwest Salta Province Argentina. We have also earned in 60% interest in Sand Canyon, an exploration-stage, gold-silver project in northwestern Nevada, and have interests in other mineral exploration properties located primarily in or near historical precious metals producing regions in Argentina and Mexico. We are primarily focused on advancing exploration activities at the Sarita Este/Desierto project.

We restarted mining at our Velardeña Properties in December 2023 and continued through the end of February 2024 when it was determined that the initial performance of both the mine and the plant did not achieve expected results. We processed all the mineralized material that had been mined, shut down the sulfide processing plant at the end of March 2024 and held the Velardeña Properties for short-term sale as we evaluated options to realize value from the assets. We entered into the Velardeña Sales Agreements to sell the Velardeña and Chicago mines, both sulfide and oxide processing plants, water wells, and related equipment of the Velardeña Properties to the Velardeña Buyer in exchange for an aggregate purchase price of $5.5 million in cash, plus VAT. The first three of the Velardeña Sales Agreements which included the combined sales of the Velardeña and Chicago mines, the sulfide processing plant and various related equipment were completed on June 20, 2024, and the titles to the assets were transferred to the Velardeña Buyer. The Velardeña Buyer agreed to pay $3.0 million plus VAT on July 1, 2024, to complete the fourth and final of the Velardeña Sales Agreements which covered the oxide processing plant and water wells. We received the $3.0 million purchase price in a series of periodic payments, with the Velardeña Buyer making the final payment on October 10, 2025. With this closing, we have transferred the title to the oxide plant and the water wells to the Velardeña Buyer and have now fully divested our Velardeña operations, allowing us to concentrate our resources on advancing our exploration portfolio.

In October 2024, we completed the sale of Silex Argentina, which was the sole owner of El Quevar, our advanced exploration property in Argentina for $3.5 million. We also completed the sale of our Yoquivo exploration property in Mexico in November 2024 for $570,000 plus VAT and the sale of a Mexican subsidiary holding tax losses for $445,000. In April 2025 we completed the sale of an additional Mexican subsidiary holding tax losses and 5 minor property concessions for $600,000. The Company continues to hold an interest in several remaining exploration properties, including Sarita Este/Desierto, a gold-silver-copper exploration project located in northwest Salta Province Argentina and Sand Canyon, an exploration stage, gold-silver project in northwestern Nevada.

Because we have divested our Velardeña operations, our only near-term opportunity to generate cash flow is from the sale of assets or new sources of debt or equity capital. The Company is evaluating and pursuing alternatives to obtain funds to continue as a going concern, including the potential sale of the Company, seeking buyers or partners for certain of the Company’s other assets or obtaining equity or other external financing. In the absence of additional cash inflows, the Company anticipates that its cash resources will be exhausted in the second quarter of 2026. If we are unable to obtain additional cash resources or sell the Company, we will be forced to cease operations and liquidate.

2025 Highlights

The Company has achieved a significant reduction in liabilities and a significant decrease in its cost structure through its restructuring efforts in 2024 which has continued during 2025. These combined actions have allowed us to strengthen our balance sheet and preserve capital, enabling us to shift focus toward our most promising exploration assets as further described below.

Sarita Este / Desierto Project

The Desierto project, located in the Puna geological region of Salta Province, Argentina, has been the subject of surface exploration that identified zones of alteration, including clay and silica-rich areas typically associated with precious metal systems. The Company controls 67% of the Desierto Project. The Company has completed joint venture agreements for the Sarita Este property, 51% owned, with Cascadero Copper Corporation (“Cascadero”), and remains in negotiation with Cascadero regarding joint venture arrangements for Desierto. Pending the resolution of the joint venture agreement, the Company anticipates initiating a Phase I drill program designed to test extensions of gold mineralization observed at the adjacent Sarita Este property. Data obtained from the initial drilling program is expected to support refinement of the Desierto geological model and further evaluation of potential synergies with the Sarita Este project.

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

Sale of Minera de Cordilleras

In April 2025, the Company completed the sale of its wholly owned subsidiary, Minera de Cordilleras S. de R.L. de C.V., for total consideration of $600,000. The subsidiary held five non-core mining concessions in Mexico and accumulated tax loss carryforwards and inflation-adjusted capital contributions.

Financial Results of Operations

For the results of operations discussed below, we compare the results of operations during 2025 to the corresponding period from 2024.

Three months Ended September 2025

Exploration expense. We recorded exploration expense of approximately $0.2 million for the three months ended September 30, 2025 and 2024. These exploration costs include property holding costs, including mineral claim fees and options payments, as well as allocated administrative expenses.

Administrative expense. Administrative expenses totaled $0.4 million for the three months ended September 30, 2025, compared to $0.8 million for the three months ended September 30, 2024. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of our exploration portfolio. The lower administrative expense we incurred during 2025 is primarily related to our cost reduction efforts.

Stock-based compensation. During the three months ended September 30, 2025 and 2024, we incurred approximately $0.07 million and $0.08 million, respectively, of expense related to stock-based compensation. Stock-based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Interest and other income, net. We recorded a nominal amount of interest and other income, net for the three months ended September 30, 2025 and 2024.

Loss on foreign currency transactions. We recorded a nominal amount of loss on foreign currency transactions for the three months ended September 30, 2025 and 2024. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than U.S. dollars.

Income Taxes. We recorded zero income tax expense for the three months ended September 30, 2025 and 2024.

Loss from discontinued operations, net of taxes. In 2024, certain businesses were classified as assets held for sale and discontinued operations, including the Rodeo and Velardeña Properties in Mexico and the El Quevar property in Argentina. We recorded a loss from discontinued operations, net of taxes of $0.2 million for the three months ended September 30, 2025, and income from discontinued operations of $1.3 million for the three months ended September 30, 2024. The income recorded during the three months ended September 30, 2024 was primarily due to a gain recognized from our completed sale of our subsidiaries in Argentina and Mexico, namely, Silex Argentina and Minera Labri.

Income (loss) from discontinued operations, net of taxes included the following major components:

●	Sale of metals. Revenue from the sale of metals decreased from $0.1 million for the three months ended September 30, 2024 to zero for the three months ended September 30, 2025 primarily due to ceasing mining operations at the Rodeo and Velardeña Properties.

●	Cost of metals sold. For the three months ended September 30, 2025 and 2024, we recorded zero and $0.6 million of cost of metals sold, respectively. The decrease in costs was due to the discontinuation of mining operations.

●	Exploration. These costs pertain to the cost of minor exploration as well as cost related to the care and maintenance of the projects held for sale. Exploration costs decreased from $0.3 million for the three months ended September 30, 2024 to $0.1 million for the three months ended September 30, 2025 as we continue to wind down our operations in Mexico.

●	Reclamation and accretion expense. During the three months ended September 30, 2025 and 2024, we incurred $0.06 million reclamation expense related to the accretion of an asset retirement obligation at the Velardeña and Rodeo properties.

●	Other operating income, net. We recorded $2.1 million of other operating income for the three months ended September 30, 2024 from the sale of our subsidiaries, as noted above.

●	Depreciation and amortization. For the three months ended September 30, 2025 and 2024, we recorded zero and a nominal amount of depreciation and amortization, respectively.

Nine months Ended September 2025

Exploration expense. Our exploration expense, including property holding costs and allocated administrative expenses, totaled $0.3 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively. The Company is currently planning its Phase I drill campaign in Argentina to test extensions of gold mineralization observed adjacent Sarita Este property. Data obtained from this drilling program is expected to support refinement of the Desierto geological model and further evaluation of potential synergies with the Sarita Este project.

Administrative expense. Administrative expenses totaled $1.9 million for the nine months ended September 30, 2025, compared to approximately $3.0 million for the nine months ended September 30, 2024. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of our exploration portfolio. The lower administrative expense we incurred during 2025 is primarily related to our cost reduction efforts.

Stock-based compensation. During the nine months ended September 30, 2025 and 2024, we incurred approximately $0.2 million and $0.3 million, respectively, of expense related to stock-based compensation. Stock-based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Interest and other income, net. We recorded a nominal amount of interest and other income, net for the nine months ended September 30, 2025 and 2024.

Loss on foreign currency transactions. We recorded a nominal amount of loss on foreign currency transactions for the nine months ended September 30, 2025 and 2024. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than U.S. dollars.

Income Taxes. We recorded zero income tax expense for the nine months ended September 30, 2025 and 2024.

Loss from discontinued operations, net of taxes. In 2024, certain businesses were classified as assets held for sale and discontinued operations, including the Rodeo and Velardeña Properties in Mexico and the El Quevar property in Argentina. Loss from discontinued operations, net of taxes was $0.5 million and $3.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Loss from discontinued operations, net of taxes included the following major components:

●	Sale of metals. Revenue from the sale of metals decreased from $1.4 million for the nine months ended September 30, 2024 to zero for the nine months ended September 30, 2025 primarily due to ceasing mining operations at the Rodeo and Velardeña Properties.

●	Cost of metals sold. For the nine months ended September 30, 2025 and 2024, we recorded zero and $6.0 million of cost of metals sold, respectively. The decrease in costs was due to the discontinuation of mining operations.

●	Exploration. These costs pertain to the cost of minor exploration as well as cost related to the care and maintenance of the projects held for sale. Exploration costs were $0.9 million compared to $1.1 million for the nine months ended September 30, 2025 and 2024, respectively, as we continue to wind down the operations.

●	Reclamation and accretion expense. During the nine months ended September 30, 2025 and 2024, we incurred approximately $0.2 million reclamation expense related to the accretion of an asset retirement obligation at the Velardeña and Rodeo properties.

●	Asset impairment expense. During the nine months ended September 30, 2024, in accordance with ASC 360, the Company recorded an asset impairment expense of $0.4 million in order to write down the remaining book value of the oxide plant and water wells to the salvage value.

●	Other operating income, net. We recorded a nominal amount of other operating income for the nine months ended September 30, 2025. We recorded $3.3 million of other operating income for the nine months ended September 30, 2024 primarily related to the sale of certain Velardeña assets, Silex Argentina and Minera Labri.

●	Gain on sale of assets held for sale. We recorded $0.6 million from the sale of Minera de Cordilleras for the nine months ended September 30, 2025.

●	Depreciation and amortization. For the nine months ended September 30, 2025 and 2024, we recorded zero and $0.2 million of depreciation and amortization, respectively.

For additional details on the major components of the loss from discontinued operations, please refer to “Item 1 Financial Statements—Note 3. Assets Held for Sale and Discontinued Operations” in this Form 10-Q.

Liquidity, Capital Resources and Going Concern

2025 Liquidity Forecast and Going Concern Qualification

We do not currently have sufficient resources to meet our expected cash needs for a period of twelve months beyond the filing date of this 2025 Quarterly Report on Form 10-Q. At September 30, 2025, we had current assets of approximately $2.0 million, including cash and cash equivalents of approximately $1.7 million. On the same date, we had accounts payable and other current liabilities of approximately $4.3 million, which includes $2.97 million in deferred revenue for the sale of the Velardeña oxide plant and water wells recorded within Current liabilities held for sale on the interim Condensed Consolidated Balance Sheets. As previously disclosed, the Company ceased mining at the Velardeña mines in Mexico in the first quarter 2024 and subsequently sold the mines and certain related assets. As of September 30, 2025, the Company was owed $28,000 plus $5,000 value-added tax (“VAT”) of the $3.0 million purchase price plus VAT for the Velardeña Properties. This remaining amount was received during October 2025 and as a result, the Company will recognize the related gain from sale of Velardeña Properties on its 2025 Annual Report.

The Company’s only near-term opportunity to generate cash flow to meet its expected cash requirements is from the sale of assets, equity or other external financing. The Company is evaluating and pursuing alternatives, including the potential sale of the Company, seeking buyers or partners for the Company’s other assets or obtaining equity or other external financing. In the absence of additional cash inflows, the Company anticipates that its cash resources will be exhausted in approximately the second quarter of 2026. If we are unable to obtain additional cash resources or sell the Company, we will be forced to cease operations and liquidate.

The Company’s interim condensed consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, as noted above, our continuing long-term operations will be dependent upon our ability to secure sufficient funding to generate future profitable operations. The underlying value and recoverability of the amounts shown as property, plant and equipment in our consolidated financial statements are dependent on our ability to generate positive cash flows from operations and to fund general administrative, and exploration activities that would lead to additional profitable mining and processing activities or to generate proceeds from the disposition of property, plant and equipment.

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

2025 Liquidity Discussion

At September 30, 2025, our aggregate cash and cash equivalents totaled $1.7 million, compared to the $3.2 million in similar assets held at December 31, 2024. This decrease is the result of the following expenditures and cash inflows for the nine months ended September 30, 2025.

●	$0.3 million cash spent on discontinued operations, primarily related to care and maintenance cost of the Velardeña properties;

●	$2.9 million in general and administrative and exploration expenditures.

The above expenditures were partially offset by cash inflows of $1.8 million from the following:

●	$1.2 million of proceeds received from the sale of Velardeña Plant 2 and water wells; and

●	$0.6 million from the sale of Minera de Cordilleras.

Recent Accounting Pronouncements

In March 2025, the FASB issued ASU 2025-02, Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which, in light of SEC SAB 122, removes the SAB 121 interpretive guidance regarding crypto-asset safeguarding obligations. The guidance is effective immediately and is applied retrospectively for periods after December 15, 2024. The ASU did not have any impact on the Company’s condensed consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, Business Combination and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The ASU addresses transactions where the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business, and the acquisition is affected primarily by exchanging equity interests. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Clarifications to Share-Based Consideration Payable to a Customer. This ASU clarifies the accounting for share-based payment awards granted to a customer as incentive. It addresses intersection of ASC 606 (Revenue from Contracts with Customers) and ASC 718 (Stock Compensation). The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those years. Early adoption is permitted. We are currently evaluating the impact of adopting the ASU on our consolidated financial statements.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain forward-looking statements and forward-looking information (collectively, “forward-looking statements”) within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward- looking statements. These statements include comments relating to (i) our anticipated near-term capital needs and potential sources of capital; (ii) our plans regarding exploration activities at the Sarita Este/Desierto project and the completion of the related Desierto joint venture documents and formation of the joint venture with Cascadero (iii) plans regarding our Sand Canyon exploration property in Nevada and the completion of the related joint venture documents and formation of the joint venture; (iv) projected spending for the twelve months from this Quarterly Report; and (v) statements concerning our financial condition, business strategies, business and legal risks, and our financial outlook for 2025 and beyond, including anticipated expenditures and cash inflows. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this Form 10-Q, including:

●	The Company’s expected near-term cash needs, including the need to raise additional cash in the near-term and whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all;

●	Higher than anticipated exploration, maintenance, general and administrative costs;

●	Plans regarding further advancement of the Sarita Este/Desierto project, including completion of the joint venture documents with Cascadero;

●	Plans regarding further advancement of the Sand Canyon project, including completion of the joint venture with Golden Gryphon Explorations, Inc.;

●	Decreases in silver and gold prices;

●	Risks related to our exploration properties, including unfavorable results from exploration and whether we will be able to advance our exploration properties;

●	Variations in the nature, quality and quantity of any mineral deposits that are or may be located at our exploration properties, changes in interpretations of geological information, and unfavorable results of drilling, metallurgical and other tests;

●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;

●	Our ability to retain key management and exploration personnel necessary to successfully operate and grow our business;

●	Economic and political events negatively affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;

●	Political and economic instability in Argentina and other countries in which we conduct our business, and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;

●	Adverse technological changes and cybersecurity threats;

●	Volatility in the market price of our common stock

●	Risks of negative outcomes of ongoing or potential litigation matters; and

●	The factors discussed under “Risk Factors” in our 2024 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first nine months of 2025, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Commodity Price Risk

We are primarily engaged in the exploration of properties containing gold, silver, copper, zinc, lead and other minerals. As a result, decreases in the price of any of these metals have the potential to negatively impact our ability to establish reserves and mine on our properties. We currently hold no commodity derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Unifin Lawsuit

During April 2021, the Company became aware of a lawsuit in Mexico against one of the Company’s Mexican subsidiaries, Minera William, S.A. de C.V. (“Minera William”). The plaintiff in the matter was Unifin Financiera, S.A.B de C.V. (“Unifin”). The lawsuit was assigned to the Fifth Specialized Commercial District Court. In November 2022, the Company was formally served with the complaint in connection with the lawsuit and in December 2022 the Company filed its answer to the complaint. As a preemptive measure, Unifin obtained a preliminary court order freezing Minera William’s bank accounts in Mexico, which limited the Company’s and Minera William’s ability to access approximately $153,000.

The Company and Unifin agreed to settle the dispute in late 2023. During the first quarter of 2024, the Court unfroze the Minera William bank accounts, and the bank remitted the funds to Unifin as per the settlement agreement. The court also published a writ stating that the parties had complied with the settlement agreement and declared that Unifin has withdrawn the lawsuit against Minera William.

On June 13, 2024, the Trial Court published the judgment in the commercial oral proceeding initiated by Unifin against Minera William, Procesadora de Minerales de Durango, and Jorge Alberto Samaniego Mota. Since Unifin and Minera William had previously settled the dispute and Unifin desisted or withdrew its action against Minera William, the company was not condemned in the judgment. Procesadora de Minerales de Durango and Jorge Alberto Samaniego Mota were ordered to pay all the amounts claimed by Unifin. However, the judgment states that Minera William, Procesadora de Minerales de Durango, and Jorge Samaniego Mota are jointly and severally liable to Unifin. The Company believes the Judge should not have ruled on whether or not Minera William was jointly and severally liable. Moreover, the Judge did not assess Minera William’s arguments that it was not jointly and severally liable to Unifin. Minera William appealed that ruling as it is clearly contrary to the settlement agreement between Unifin and Minera William.

On June 11, 2025, the Appellate Court dismissed Minera Williams appeal, on the grounds that it lacks legal standing, as the judgment issued in the original proceeding does not cause it any harm. Regarding the risk raised by Minera William concerning a potential repetition action by the co-defendants Procesadora and Samaniego, the Appellate Court found such risk to be unfounded, as it is merely a hypothetical scenario that, to date, has not resulted in any harm to Minera William. The Company currently believes that it is unlikely any future liability will arise from this judgement.

Claims Related to Shutdown or Reduction of Operations

One former employee of one of the Company’s Mexican subsidiaries has a pending labor claim filed in 2024 claiming the company had not compensated him properly for his termination. A severance accrual has been estimated and recorded in connection with this lawsuit for $56,000.

One supplier of some of the Mexican subsidiaries filed a lawsuit in 2024 against the subsidiary companies for non-payment for services rendered. In total, the supplier is seeking approximately $46,000 and this amount is recorded in accounts payable as of September 30, 2025.

In 2025, we received two labor claims against our Argentina subsidiary from former employees seeking compensation that we believe is unsupported. The first employee has filed a claim for approximately $70,000, and the second employee filed a claim for approximately $90,000, plus legal fees. We are assessing the merits of these claims and at this time do not believe they are valid claims.

As a result of the Company’s reduced or ceased operations in the US, Mexico, Argentina and Peru, the Company has been and may in the future be exposed to claims from former employees, labor unions, suppliers, consultants or contractors and tax and environmental claims, which may individually or in the aggregate be material.

Mexican Mining Concession

In July 2025, the Company was notified by the Mexican Mining Registry of an outstanding balance of approximately $403,000 in fees, penalties, and late fees related to the Rucio mining concession, originally requested by Minera de Cordilleras, a subsidiary that was sold earlier in 2025. Under the terms of the sale the Company would be responsible for this claim.

Based on the Mining Registry files, the Rucio concession was originally requested in 2011 by a former manager of Minera Cordilleras. The concession was not issued until 2018, and the Company was never notified of its issuance or of any associated payment obligations.

The Company elected not to make payment pending further investigation, and the concession has since been cancelled by the Mining Registry. The Mining Registry has not commenced an enforcement action related to the alleged fees. If filed, the Company plans to challenge the validity of the claim, citing irregularities in the timing of the concession’s issuance and notification. The Company initiated a concession annulment action during November 2025.

As of September 30, 2025, no provision has been recorded, as management believes that the outcome of this matter is uncertain and that any potential loss cannot be reasonably estimated.

Item 1A. Risk Factors

The risk factors for the nine months ended September 30, 2025, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

GOLDEN MINERALS COMPANY

Date: November 13, 2025	By:	/s/ Pablo Castaños
Pablo Castaños
President and Chief Executive Officer

Date: November 13, 2025	By:	/s/ Anil Jiwani
Anil Jiwani
Chief Financial Officer