Form 10-K
period 2025-12-31
Golden Minerals Co
filed 2026-04-01
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025 was approximately $2.71 million, based on the closing price of the registrant’s common stock of $0.18 per share on the OTC on June 30, 2025. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2025 included all directors and officers and one shareholder that held approximately 10% of its outstanding common stock. The number of shares of common stock outstanding on March 31, 2026 was 15,053,048.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

GOLDEN MINERALS COMPANY

FORM 10-K

YEAR ENDED DECEMBER 31, 2025

Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “dollars” or “$” are to United States dollars.

References herein to the “Company,” “we,” “us” or “Golden Minerals” refer to Golden Minerals Company and, unless context requires otherwise, its subsidiaries.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Annual Report on Form 10-K (this “Form 10-K”) may contain forward-looking statements and forward-looking information (collectively, “forward-looking statements”) within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward- looking statements. These statements include comments relating to (i) our anticipated near-term capital needs and potential sources of capital; (ii) our plans regarding exploration activities at the Desierto project and the completion of the related joint venture documents and formation of the joint venture with Cascadero Copper Corporation (“Cascadero”); (iii) plans regarding our Sand Canyon exploration property in Nevada; (iv) projected spending during 2026; and (v) statements concerning our financial condition, business strategies, business and legal risks, and our financial outlook for 2026, including anticipated expenditures and cash inflows during the year. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this Form 10-K, including:

●	The Company’s expected near-term cash needs, including the need to raise additional cash in the near-term and whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all;

●	Higher than anticipated exploration, maintenance, general and administrative costs;

●	Plans regarding further advancement of the Sarita Este/Desierto project, including completion of the Desierto joint venture documents with Cascadero;

●	Plans regarding further advancement of the Sand Canyon project, including completion of the joint venture documents with Golden Gryphon Explorations, Inc.;

●	Decreases in silver and gold prices;

●	Unfavorable results of pending employment litigation;

●	Risks related to our exploration properties, including unfavorable results from exploration and whether we will be able to advance our exploration properties;

●	Variations in the nature, quality and quantity of any mineral deposits that are or may be located at our exploration properties, changes in interpretations of geological information, and unfavorable results of drilling, metallurgical and other tests;

●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, high or unanticipated costs and other unexpected events;

●	Our ability to retain key management and exploration personnel necessary to successfully operate and grow our business;

●	Economic and political events negatively affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;

●	Political and economic instability in Argentina and other countries in which we conduct our business, and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;

●	Adverse technological changes and cybersecurity threats;

●	Volatility in the market price of our common stock; and

●	The factors set forth under “Risk Factors” in Item 1A of this Form 10-K.

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

“Grade” means the metal content of mineralized material which for precious metals is usually expressed in troy ounces per ton (2,000 pounds) or in grams per metric tonne, which contains 2,204.6 pounds or 1,000 kilograms.

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

PART I

ITEMS 1 AND 2: BUSINESS AND PROPERTIES

Overview

We are an exploration company holding majority control in the Desierto and Sarita Este concessions, adjoining gold-silver-copper exploration projects located in northwest Salta Province Argentina (the “Sarita Este/Desierto project”); a 60% interest in Sand Canyon, an exploration stage, gold-silver project in northwestern Nevada; and other immaterial mineral exploration properties located primarily in or near historical precious metals producing regions in Argentina and Mexico.

We are primarily focused on advancing exploration activities at the Sarita Este/Desierto project and the Sand Canyon project, as further described below under “Description of Properties — Sarita Este” and “—Desierto” and “Description of Properties — Sand Canyon”. We continue to review additional exploration opportunities, primarily in South America.

In 2024, our former Velardeña and Chicago gold-silver mining properties (the “Velardeña Properties”) were classified as discontinued operations held for short-term sale. We had entered into four separate sales agreements (collectively, the “Velardeña Sales Agreements”) to sell the Velardeña and Chicago mines, including both sulfide and oxide processing plants, water wells, and related equipment, to a privately held Mexican company (the “Velardeña Buyer”) for an aggregate purchase price of $5.5 million in cash, plus value added tax (“VAT”). The transactions under the first three of the Velardeña Sales Agreements, which included the combined sales of the Velardeña and Chicago mines, the sulfide processing plant and various related equipment were completed on June 20, 2024. The Velardeña Buyer agreed to pay $3.0 million plus VAT on July 1, 2024, to complete the transaction covered by the fourth Velardeña Sales Agreement, which included the oxide processing plant and water wells. The Velardeña Buyer made periodic payments and completed the purchase price of $3 million plus VAT in October 2025, upon which we transferred the title to the oxide plant and the water wells to the Velardeña Buyer. We have no further involvement with the Velardeña Properties.

In addition to the sale of the Velardeña Properties, over the course of the previous two years, we have been focused on monetizing our non-core assets. In 2024, we completed the sales of El Quevar, our former advanced exploration silver property in Argentina, for $3.5 million, the Yoquivo gold-silver project located in the Chihuahua State, Mexico for $0.57 million, and one of our Mexican subsidiaries holding tax losses for $0.45 million. In 2025, we completed the sale of additional Mexican subsidiaries holding the Rodeo mine, tax losses and several property concessions for combined proceeds of $0.67 million and extinguishment of all labor claims and certain liabilities, including our reclamation obligation for Rodeo Following these transactions, we have retained only limited interests in Mexico, consisting primarily of one subsidiary that holds certain tax loss carryforward and tax credits, which the Company is evaluating for potential sale or other monetizing opportunities.

During 2025, we focused on permitting, technical evaluation and advancing discussions with Cascadero related to the Sarita Este and Desierto properties in Argentina. We completed the joint venture documents with respect to the Sarita Este property and continue working with Cascadero to complete the joint venture documents on the Desierto property. In Nevada, we continued to hold the Sand Canyon exploration property, worked on completion of joint venture documentation and pursued activities consistent with maintaining the property in good standing while evaluating options for advancement or sale.

Because we no longer have operating properties to generate cash flow nor hold any significant assets for sale, we are evaluating and pursuing alternatives to obtain funds to continue as a going concern, including seeking buyers or partners for certain of the Company’s other assets or obtaining equity or other external financing. In the absence of additional cash inflows, the Company anticipates that its cash resources will be exhausted in the second quarter of 2026. If we are unable to obtain additional cash resources or sell the Company, we will be forced to cease operations and liquidate. See “—Liquidity, Capital Resources and Going Concern—2026 Liquidity Forecast and Going Concern Qualification” below.

This discussion should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this Form 10-K.

Our principal office is located at 1312 17th St., Unit 2136, Denver, CO 80202, and our registered office is the Corporation Trust Company, 1209 Orange Street, Wilmington, DE 19801.

Company History

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009. From March 2009 through September 2011, we focused on the advancement of our El Quevar silver project in Argentina. In September 2011, we completed a business combination transaction with ECU Silver Mining Inc. (“ECU”), resulting in our ownership of the Velardeña and Chicago silver, gold and base metals mines located in the Velardeña mining district in the State of Durango, Mexico, which the Company most recently operated from December 2023 until March 2024. The Company sold its mines and most of its other assets in Mexico in 2024 and 2025.

Corporate Structure

Golden Minerals Company, headquartered in Denver, Colorado, is the operating entity through which we conduct our business. We have a number of wholly owned subsidiaries organized throughout the world, including in the United States, Mexico, Canada, Argentina, and Europe. We generally hold our exploration rights and properties through subsidiaries organized in the countries in which our rights and properties are located.

Summary of Mining Properties

We do not have mineral reserves as defined under S-K 1300 and therefore all of our mining properties are considered to be in the exploration stage. We have five mining properties, which are listed under “Summary of Certain Mining Properties” below. In total, Golden Minerals’ properties, including our options, cover in excess of 6,200 hectares.

Property Locations

Argentina Properties

United States Property

Summary of Certain Mining Properties

Argentina

Property	Mine and Mineral Types	Ownership, Operator, and Permitting	Facilities and Processing Plants	Recent Activities
Desierto(1)	Gold and silver exploration.	33% ownership with an option to increase its ownership to 67%. Two mining concessions (totaling 2505 hectares). Drill permit active.	No significant facilities.	The Company has joint venture agreement under discussion with Cascadero which has a 33% interest.
Sarita Este(1)	Gold, silver and copper exploration.	51% ownership. JV documentation completed. One concession totaling 830 hectares. Drill permit received.	No significant facilities.	Historic drilling has been conducted on Sarita Este. Golden Minerals drilled 4,923 meters in 51 diamond drill holes between 2020 and 2022. Cascadero has a 49% interest.
Carolina and Tocota	Preliminary mineral exploration.	100% ownership interest. Concessions located in the San Juan and Santa Cruz provinces.	No significant facilities.	No material exploration work has been conducted to date on Carolina. Historic drilling has been conducted on Tocota.

Nevada, United States

Property	Mine and Mineral Types	Ownership, Operator, and Permitting	Facilities and Processing Plants	Recent Activities
Sand Canyon (2)	Gold and silver exploration.	60% interest from Golden Gryphon Enterprises. Full JV documentation is in progress. 354 claims totaling 2,923 hectares. Drill permit received.	No significant facilities.	Currently evaluating results and considering future activities.

Mexico

Property	Mine and Mineral Types	Ownership, Operator, and Permitting	Facilities and Processing Plants	Recent Activities
Par de Tres 2	Preliminary mineral exploration.	100% ownership interest . Concession located in Durango.	No significant facilities.	No material exploration work has been conducted to date.

(1)	See “Description of Properties — Desierto” and “Description of Properties — Sarita Este” for additional details.
(2)	See “Exploration Properties — Sand Canyon” for additional details.

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

Qualified Persons

Scientific and technical information contained in this Form 10-K was reviewed and approved by Warren Rehn of Rehn Consulting LLC, who is a “qualified person” as defined by National Instrument 43-101. Mr. Rehn is the former President and Chief Executive Officer of the Company and has entered into a consultant agreement with the Company.

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

Description of Properties

Golden Minerals does not currently have any material properties. However, the Company is providing information on two of its exploration stage projects, the Desierto and Sarita Este properties in Argentina and the Sand Canyon project in the United States, to provide additional context regarding its ongoing exploration activities. Neither property has established reportable mineral resources as of December 31, 2025.

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

The first recorded exploration in the area was related to the Taca Taca Bajo copper-gold porphyry deposit, the center of which is located 5 km to the northeast of the Desierto property. Mansfield Minerals was quite active in the area in the 1990’s. Mansfield Minerals acquired the Desierto concessions and is thought to be the first company to recognize the gold mineralization in the Sarita Este/Desierto gold zone. In 2002, Mansfield entered into an agreement with Antares Minerals S.A. (“Antares”). Antares drilled four shallow angled core holes to test two quartz veins with high surface silver grades. The holes cut only low-grade silver mineralization, and the property was abandoned in 2010. No mineral resources or reserves have been established and no mineralized production has occurred on the Desierto property. The Desierto property does not have reportable mineral resources as of December 31, 2025.

Title and Ownership Rights

By mutual agreement with two other parties who were also successful in a 2011 province-run lottery process to acquire the concessions, ownership of the Desierto I and Desierto II concessions is shared with a subsidiary of Cascadero, which is publicly listed on the TSXV, and a private Argentinian company, Pacha Minerals, each of the three parties with a one-third interest. The concessions total 2505 hectares and are located immediately south of the Sarita Este concession and southwest of the Taca Taca copper-gold deposit owned by First Quantum Minerals. In July 2019 Golden Minerals entered into an option agreement with Pacha Minerals to acquire its one-third interest in the Desierto Concessions. The agreement calls for payments of $1.5 million over 6 years for 28.33% of the 33.33% interest controlled by Pacha Minerals. Remaining annual payments required under the option are $200,000, and $800,000 due in July of 2026 and 2027. Golden Minerals holds a further option to purchase the remaining 5% for an additional payment of $1 million with no defined time limit. Pacha will retain a 0.5% NSR royalty interest upon the sale of the entirety of its one-third interest.

The Desierto concessions are located on Argentine federal land within the municipality of Tolar Grande in Salta Province. The surface rights in the area are not allocated or granted to private parties. Salta province has set a 3% royalty on production value subject to deductions for some costs of production.

Cascadero Joint Venture

In 2021 Cascadero and Golden Minerals signed a non-binding letter agreement to form a joint venture on the Desierto concessions. The letter agreement provided that Golden Minerals would contribute its option on the Pacha Minerals interest to the joint venture. The parties agreed to split the payments for the option according to the proposed joint venture interests. The parties agreed to delay the formation of the joint venture while legal action was underway to unwind the cancelation of the Desierto I concession, a decision made in error by the Salta Ministry of Mines. That legal action was successfully completed in November of 2024. On March 25, 2025, Golden Minerals decided not to contribute the Pacha option to the proposed joint venture and now has an 67% interest in the project. The parties are currently in negotiations over the documents regarding the formation of a joint venture.

Geology and Mineralization

The properties are located in the southern portion of the Sierra de Taca Taca, a mountain range formed of uplifted Ordovician granite along a fault located at the western margin of the Salar de Arizaro. To the west and paralleling the salar margin, lies a 2 km wide graben that likely postdates the uplift faulting. The properties of Sarita Este and Desierto I and II lie between these two major structures. Although the granite is cut by numerous dykes from the Late Permian through to Triassic, it is thought that the Oligocene rhyodacitic intrusions are responsible for the majority of the copper porphyry mineralization in the area. Volcanic hosted gold veining on the Sarita Este and Desierto I properties is epithermal in character and likely related to Tertiary intrusive activity. Geological mapping, alteration patterns and geochemical anomalies suggest the potential presence of a broader mineralized system at shallow depths to the south of Sarita Este on the Desierto I concession.

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

Alteration and Mineralization

Hydrothermal alteration related to prospective mineralization is parallel to, and zoned away from, the margins of the salar. The southern region is characterized by potassic and alunite-clay alteration in the vicinity of syenite/trachyte dykes. The central region is characterized by a weak sericite-clay-limonite alteration reminiscent of hanging wall alteration around a porphyry system. The westernmost alteration, before entering the large graben structure, is predominantly moderate to strong hematite. The surface alteration pattern suggests a deeper mineralizing system could be found at depth, centered in the region of the monzonite plugs. The volcanic unit, separating Taca Taca Bajo from the Sarita Este and Desierto I, has moderate hornfelsing.

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

A permit has been approved for exploration drilling on the concessions, which is expected to commence in 2026 once the potential Cascadero joint venture agreement is completed, to test for the extension of gold mineralization encountered on the Sarita Este concession immediately north of Desierto I and to test several other prospective geochemical and geophysical anomalies on the Desierto property.

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

In the fourth quarter of 2021, we completed the first drill program ever conducted at Sarita Este, which involved drilling 10 diamond drill holes totaling 2,518 meters to explore untested epithermal gold-silver and copper porphyry targets. In January 2022, we announced assay results from the drill program, which we believe indicate the potential for a significant gold system. We completed a second drill program in June 2022 designed to offset and further delineate mineralization associated with the gold intervals encountered in the first drill program. The Sarita Este property does not have reportable mineral resources as of the year ended December 31, 2025.

Title and Ownership Rights

The 830 hectare Sarita Este concession is owned by the JV company, Arisaru Resources S.A., in which we hold a 51% interest and Cascadero a 49% interest.. There is a 1% NSR royalty on the Sarita Este concession to Northwestern Enterprises Ltd.

In December 2019, we entered into an option agreement with Cascadero to acquire a 51% interest in the Sarita Este concession. Under the agreement, the Company was required to complete exploration expenditures and drilling programs to earn its interest. Golden Minerals satisfied the earn-in requirements through earn-in expenditures totaling approximately $3.0 million, including drilling programs conducted between 2020 and 2023. Following completion of the earn-in requirements, the parties executed a joint venture agreement and formed a joint venture company, Arisaru Resources S.A., which holds the Sarita Este concession. Golden Minerals owns a 51% interest in Arisaru Resources S.A. and Cascadero holds the remaining 49%.

The Sarita Este concession is located on Argentine federal land within the municipality of Tolar Grande in Salta Province. The surface rights in the area are not allocated or granted to private parties. Salta province has set a 3% royalty on production value subject to deductions for some costs of production.

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

Sand Canyon

During the second quarter of 2019 we entered into an earn-in agreement with Golden Gryphon Explorations, Inc. (“Golden Gryphon”) for the Sand Canyon project located in northwestern Nevada, where surface work has identified a large system of epithermal veins with potential for gold and silver deposits. The Sand Canyon property consists of 354 unpatented mining claims totaling approximately 7,223 acres (2,923 hectares). We earned a 60% interest in the Sand Canyon project by spending $2.5 million in exploration expenses over six years ending in 2024. In January 2025, we notified Golden Gryphon of our intent to exercise our earn-in right for a 60% interest in the project, and we are working to complete the joint venture documentation.

We completed an initial drill program of approximately 1,800 meters in 4 diamond drill holes in the first quarter 2020. The drill holes were placed to target surface geochemical and geophysical anomalies associated with epithermal veining observed in outcrops. Drill holes tested two epithermal vein target areas on the property, the DeLong Canyon target and the Sand Canyon target. The drill hole collared to test the DeLong Canyon target did not encounter any veins or significant anomalous geochemical values. Interpretation shows that a fault offset and rotation due to faulting likely caused the drill hole to miss the vein system as projected from surface. The three drill holes collared to test the veins and anomalies in the Sand Canyon target area all intersected narrow vein and breccia structures with low anomalous values of Ag, As, Sb, and Mo. No potentially economic concentrations of precious metals were encountered in any of the four drill holes. Plans for further testing of the mineralized system are being considered, including further drill targeting studies in areas of favorable geochemical anomalies and geologic structures.

Our Competitive Strengths and Business Strategy

We are focused on evaluating and advancing properties currently under company control in North and South America. Our exploration efforts will continue primarily at the Sarita Este/Desierto and Sand Canyon projects. We continue to review exploration opportunities, primarily in South America.

Experienced Management Team. Our board of directors and management combined have decades of experience in exploration, project development, and operations management, primarily in the Americas.

Executive Officers of Golden Minerals

Name	Age	Position
Pablo Castanos	54	President and Chief Executive Officer; Director
Anil Jiwani	46	Chief Financial Officer

Pablo Castanos (54). Mr. Castanos joined Golden Minerals in July 2023 as Executive Vice President and was appointed President and Chief Executive Officer in June 2024. Prior to joining Golden Minerals, since 2016, Mr. Castanos acted as a private investor in real estate development and construction. Mr. Castanos has more than twenty years of global and strategic expertise, including fifteen years in the mining industry, in positions focusing on strategic planning, finance, compliance, sustainability, government affairs and risk management. He holds a Master of Business Administration in Finance from Gabriela Mistral University in Santiago, Chile.

Anil Jiwani (46). Mr. Jiwani joined Golden Minerals as Chief Financial Officer in June 2025. He is an accomplished finance executive with nearly two decades of experience in accounting, financial management, and corporate governance. He currently serves as a Director and CFO of Inomin Mines Inc., a publicly listed company in the mining and exploration sector where he leads financial reporting and treasury management functions. Previously, Mr. Jiwani served as CFO of multiple reporting issuers where he directed financial operations, including public listing, and supported complex transactions such as reverse takeovers, and enhanced compliance across international jurisdictions. He also previously served as a Senior Manager at Avisar Chartered Professional Accountants, providing leadership for publicly listed companies, and as Manager in the Audit and Assurance Group at PwC LLP in Vancouver, Canada. He is a Chartered Professional Accountant (CPA, CA) in Canada and holds a Bachelor degree in Accounting and Information Technology from the University of Texas at Dallas. Mr. Jiwani’s services are provided through an agreement with Avisar Everyday Solutions Ltd., where he also serves as Chief Operating Officer.

Metals Market Overview

We are a precious metals exploration company with silver and gold exploration properties in Argentina and Nevada. Descriptions of the markets for these metals are provided below.

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

The following table sets forth for the periods indicated on the London Fix high and low silver fixes in U.S. dollars per troy ounce. On March 30, 2026, the closing price of silver was $70.05 per troy ounce.

	Silver
Year	High	Low
2013	$32.23	$18.61
2014	$22.05	$15.28
2015	$18.23	$13.71
2016	$20.71	$13.58
2017	$18.56	$15.22
2018	$17.52	$14.13
2019	$19.31	$14.38
2020	$19.31	$12.01
2021	$28.89	$21.53
2022	$29.59	$17.77
2023	$26.03	$20.09
2024	$24.50	$22.09
2025	$83.76	$28.34
2026*	$121.65	$61.02

*	Through March 30, 2026.

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

The following table sets forth for the periods indicated on the London Fix PM high and low gold fixes in U.S. dollars per troy ounce. On March 30, 2026, the closing price of gold was $4,513 per troy ounce.

	Gold
Year	High	Low
2013	$1,694	$1,192
2014	$1,385	$1,142
2015	$1,296	$1,049
2016	$1,366	$1,077
2017	$1,346	$1,151
2018	$1,355	$1,178
2019	$1,546	$1,270
2020	$1,672	$1,527
2021	$1,957	$1,685
2022	$2,039	$1,629
2023	$2,078	$1,811
2024	$2,171	$1,985
2025	$4,551	$2,615
2026*	$5,599	$4,099

*	Through March 30, 2026.

Employees

As of March 31, 2026 we have three full-time employees in the United States.

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

ITEM 1A: RISK FACTORS

Investors in Golden Minerals should consider carefully, in addition to the other information contained in, or incorporated by reference into this Form 10-K, the following risk factors:

Risk Factors related to our Financial Circumstances

There is substantial doubt about whether we can continue as a going concern.

At March 31, 2026, our aggregate cash and cash equivalents totaled approximately $0.9 million. In the absence of additional cash inflows from the sales of certain dormant subsidiary tax losses, equity financing or other external funding or asset sales, the Company’s cash balance is expected to be depleted during the second quarter of 2026. Therefore, our continuation as a going concern is dependent upon our achieving future external funding or a strategic transaction. However, there is no assurance that we will be successful in selling tax losses or completing a financing or a strategic transaction. Accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next twelve months as a going concern. Ultimately, in the event that we cannot obtain additional financial resources, we will have to liquidate our business interests and investors may lose their investment. The accompanying consolidated financial statements have been prepared assuming that our company will continue as a going concern. Continued operations are dependent on our ability to obtain additional financial resources. Such additional financial resources may not be available or may not be available on acceptable terms. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Such adjustments could be material.

We are an exploration stage company and do not have a source of revenue.

We have a history of operating losses. Although our Rodeo Property generated revenue and free cash flow in 2021 and 2022, that project concluded operations as expected in 2023. We restarted mineral extraction at the Velardeña Properties in late December 2023; however, we elected to shut down mining operations in February 2024 because initial production did not achieve our expected results. Since we were unable to generate sufficient revenue and net operating margins from operating the Velardeña Properties and have subsequently sold these properties, we are dependent on future external financing to fund our corporate expenses and exploration activities. There is no assurance that such financing will be available on acceptable terms or at all (see “— We may not have access to sufficient future capital.”).

Our results of operations, cash flows and the value of our exploration properties is highly dependent on the market prices of gold and silver and certain base metals, and these prices can be volatile.

The value of our exploration properties is directly related to the market price of gold, silver, and certain base metals. The price of gold and silver may also have a significant influence on the market price of our common stock. The market prices of these metals historically have fluctuated significantly and are affected by numerous factors beyond our control, including: (i) global or regional consumption patterns; (ii) supply of and demand for gold and silver on a worldwide basis; (iii) speculative and hedging activities; (iv) expectations for inflation; (v) political and economic conditions; (vi) supply of, and demand for, consumables required for extraction and processing of metals; and (vii) general economic conditions worldwide. Although metal prices have recently been at historic highs, these metal prices may decline or remain low for prolonged periods of time. This could reduce the value of our exploration properties and we might be unable to advance or develop our exploration properties, which may adversely affect our results of operations, financial performance, and cash flows.

We may not have access to sufficient future capital.

We expect to require additional external financing to fund our continuing business activities.

We do not have a credit or other commercial financing arrangement in place that would finance our general and administrative costs and other working capital needs to fund our continuing business activities in the future, and we believe that securing credit for these purposes would be challenging. In addition, commercial financing arrangements may not be available on favorable terms or on terms that would not further restrict our flexibility and ongoing ability to meet our cash requirements over a reasonable period of time, or at all.

We also may not be able to obtain funding by monetizing additional non-core exploration or other assets at an acceptable price. Although we may be able to access public equity markets, significant equity issuances may be dilutive to our existing stockholders. We may not be able to access public equity markets.

We cannot assure you that we will be able to obtain financing to fund our general and administrative costs and other working capital needs and to fund our continuing business activities in the future on favorable terms or at all. Failure to obtain financing could result in delay or indefinite postponement of exploration, the possible partial or total loss of our interest in our exploration properties, or liquidation of our business interests, and investors may lose their investments.

The December 2024 delisting of our common stock from the NYSE American may result in lower trading volumes and liquidity and lower prices of our common stock and make it more difficult for us to raise capital.

Our common stock was delisted from the NYSE American LLC (the “NYSE American”) on December 16, 2024, due to our inability to maintain a minimum amount of stockholders’ equity in compliance with Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide (the “Company Guide”). Since our delisting, our common stock has been trading on the OTCQB Venture Market. Our delisting from the NYSE American adversely impacted our trading volume and share price and which are likely to make it more difficult for us to raise capital in the future.

The OTCQB market and the TSX may remove our securities from trading on their marketplaces, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock trades on the OTCQB and the TSX. We cannot assure you that our securities will continue to trade on the OTCQB, the TSX or any other marketplace in the future.

To remain eligible for trading on the OTCQB, we must continue to satisfy the marketplace’s ongoing eligibility requirements, including minimum bid price, public float, shareholder distribution and reporting requirements, as well as remain in good standing with applicable regulatory authorities. We cannot assure you that we will be able to meet these listing requirements in the future.

In addition, to maintain our listing on the TSX, we must comply with the continued listing requirements of the TSX, including requirements related to financial condition, public float, distribution of securities, timely disclosure obligations, and corporate governance standards. Failure to satisfy the TSX’s continued listing criteria, or failure to comply with TSX policies and reporting requirements, could result in the suspension or delisting of our common stock from the TSX.

If our common stock were to be removed from trading on the OTCQB, delisted from the TSX, or otherwise not eligible for trading on an established marketplace, it could significantly limit investors’ ability to buy or sell our securities, reduce liquidity, adversely affect the market price of our common stock, and potentially subject our securities to additional trading restrictions, including treatment as a “penny stock” under U.S. securities laws.

Risks Related to our Operations

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

We have not established that our current or previously owned properties contain any mineral reserve, nor can there be any assurance that we will be able to do so. A mineral reserve is defined by the SEC in Regulation S-K 1300 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of Regulation S-K 1300 is extremely remote; our mineral properties may not contain any “reserves” and any funds that we spend on exploration could be lost. Even if we do eventually discover mineral reserves on our properties, there can be no assurance that they can be developed into producing mines and we can extract those minerals. Both mineral exploration and development involve a high degree of risk and few mineral properties which are explored are ultimately developed into producing mines.

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

Regulatory Risks

Our operations are subject to ongoing permitting requirements, which could result in delay, suspension or termination of our operations.

Our operations, including our exploration drilling programs, require ongoing permits from governmental and local authorities. The continued evaluation of our Sarita Este/Desierto project and other exploration activities will require additional permits from various governmental authorities. We may also be required to obtain certain property rights and community agreements to access or use our properties. Obtaining or renewing licenses and permits, and acquiring property rights and community agreements, can be complex and time-consuming processes. There can be no assurance that we will be able to acquire all required licenses, permits or property rights or agreements on reasonable terms or in a timely manner, or at all, and that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties. If we cannot obtain or maintain the necessary permits or if there is a delay in receiving future permits, our timetable and business plan will be adversely affected and may prevent or make future exploration, mining and processing activities economically unfeasible.

Certain of our primary exploration activities are in countries with developing economies and are subject to the risks of political and economic instability associated with these countries.

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

Our exploration activities are subject to extensive laws and regulations governing land use and the protection of the environment which control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste generation, handling and disposal, the protection of different species of flora and fauna and the preservation of lands. These laws and regulations require us to acquire permits and other authorizations for conducting certain activities. In many countries, there is relatively new comprehensive environmental legislation, and the permitting and the authorization processes may not be established or predictable. We may not be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the cost of our projects and could suspend or delay the commencement of extraction and processing of mineralized material.

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

Some of our exploration properties or divested properties are located in historic mining districts where prior owners may have caused environmental damage that may not be known to us or to applicable regulators. We have not conducted comprehensive environmental analyses of our mineral properties. Insurance fully covering many environmental risks (including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and mining) is not generally available. To the extent environmental hazards may exist on the properties in which we currently hold interests, have sold our interest or may hold interests in the future, that are unknown to us at present and that have been caused by us, or by previous owners or operators, or that may have occurred naturally, and to the extent we are subject to environmental requirements or liabilities, the cost of compliance with these requirements and satisfaction of these liabilities could have a material adverse effect on our financial condition and results of operations. If we are unable to fully fund the cost of remediation of any environmental condition, we may be required to suspend activities or enter into interim compliance measures pending completion of the required remediation.

Climate change and climate change legislation or regulations could impact our business.

Our exploration properties are subject to physical risks associated with climate change and climate variability, including extreme weather events such as droughts, floods, wildfires, extreme temperatures, increased precipitation or prolonged wet or dry conditions. These events could disrupt access to our exploration sites, damage access roads or infrastructure, delay exploration programs, restrict water availability, or otherwise adversely affect our ability to conduct exploration activities in a timely and cost-effective manner.

Our exploration activities may also be affected by changes in water availability, whether from drought or excessive precipitation. Such conditions could limit drilling or sampling activities, delay permitting approvals, increase environmental mitigation requirements or result in higher costs to maintain our properties in good standing. In certain jurisdictions, including Argentina, climate-related conditions may exacerbate regulatory uncertainty or contribute to delays in obtaining or renewing permits.

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

Title to our exploration properties and rights may be defective or may be challenged.

Our interests in our exploration properties, including Sarita Este and Desierto concessions in Argentina and the Sand Canyon project in Nevada, are derived from concession rights, mining claims, option agreements, and other contractual interests. The validity of these rights depends on interpretation and application of applicable laws and regulations and on the compliance with required procedures, including payment of fees and performance of annual maintenance obligations.

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

Our Sarita Este/Desierto mining concessions and our other mining concessions in Argentina may be terminated if our obligations to maintain the concessions in good standing are not satisfied, including obligations to explore or exploit the relevant concession, to pay any relevant fees, to comply with all environmental and safety standards, to provide information or to allow inspections by appropriate agencies. In addition to termination, failure to make timely concession maintenance payments and otherwise comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure could result in reduction or expropriation of entitlements.

Mining concessions in Argentina give exclusive exploration and exploitation rights to the minerals located in the concessions but do not include surface rights to the real property, which requires that we negotiate the necessary agreements with surface landowners. Many of our mining properties require us to contract with the local communities surrounding the properties in order to obtain surface rights to land needed in connection with our mining exploration activities. Our inability to maintain and periodically renew or expand these surface rights on favorable terms or otherwise could have a material adverse effect on our business and financial condition.

The Sand Canyon property consists of unpatented mining claims administered by the U.S. Bureau of Land Management. Unpatented mining claims may be subject to challenges by third parties or governmental authorities and require annual maintenance filings and payments to remain valid. Failure to comply with applicable requirements could result in the loss of such claims.

Some of our costs are subject to exchange control policies, the effects of inflation, and currency fluctuations between the U.S. dollar and the Argentine peso.

Our general administrative costs and some exploration costs and external funding are primarily denominated in U.S. dollars. However, certain costs at our Sarita Este/Desierto properties are denominated in Argentine pesos. These costs principally include electricity, labor, water, maintenance, local contractors and fuel. The appreciation of the foreign currency against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Argentina, which can adversely impact our operating results and cash flows. Conversely, depreciation of the foreign currency decreases operating costs and capital asset purchases in U.S. dollar terms. When inflation in Argentina increases without a corresponding devaluation of the Argentine peso, our financial position, results of operations and cash flows could be adversely affected. The annual average inflation rate in Argentina was approximately 31.5% in 2025, 117.8% in 2024, and 211.4% in 2023. At the same time, the local currency has been subject to fluctuation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the Argentine peso decreased by 28.87% in 2025, 21.4% in 2024, and 77.9% in 2023. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including ongoing conflicts between Ukraine and Russia and in the Middle East. Continuing increases in inflation could increase our costs of labor and other costs related to our business, which could have an adverse impact on our business, financial position, results of operations and cash flows.

In addition, fluctuations in currency exchange rates may have a significant impact on our financial results. There can be no assurance that the Argentine government will maintain its current policies with regard to its currency or that the value of its currency will not fluctuate significantly in the future. We cannot assure you that currency fluctuations, inflation and exchange control policies will not have an adverse impact on our financial condition, results of operations, earnings and cash flows.

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

We may be subject to labor claims and employment-related liabilities arising from current or former operations in Argentina, Mexico and the United States.

We have conducted operations and employed personnel in Argentina, Mexico and the United States, and may continue to do so in connection with exploration or administrative activities. Labor and employment laws in these jurisdictions vary significantly and, in certain cases, may be more protective of employees than in the United States. These laws may impose severance obligations, statutory benefits, social security contributions, termination penalties or other employment-related liabilities.

From time to time, we may be subject to labor claims, employment disputes or administrative proceedings arising from current or former employees or contractors. Such claims may relate to severance, benefits, wages, tax or social security contributions, or other employment matters. Even where we believe claims lack merit, defending such matters can be time-consuming and costly and may require management attention and legal expenses.

In certain jurisdictions, including Argentina and Mexico, labor courts may interpret employment protections broadly, and enforcement practices may increase exposure to unexpected liabilities. Adverse rulings or settlements in labor matters could result in material cash outflows, penalties or additional compliance costs, which could adversely affect our financial condition and liquidity.

Our inability to complete anticipated joint venture or strategic agreements could limit the advancement of our exploration properties.

We have pursued, and may continue to pursue, joint venture or strategic partnership arrangements with third parties in order to advance our exploration properties and share the capital and operational risks associated with mineral exploration. We have not finalized joint venture agreements with certain counterparties, including Cascadero with respect to the Desierto project and Golden Gryphon with respect to the Sand Canyon project.

There can be no assurance that we will successfully negotiate, finalize or complete joint venture or other strategic arrangements on acceptable terms, or at all. The failure to enter into such agreements may require us to fund exploration and holding costs independently and in full, rather than in proportion to our ownership interest, delay advancement of our properties, reduce investor interest in our projects, or result in impairment or abandonment of certain assets.

Additionally, if joint venture and other strategic agreements are not completed, our stock price could be adversely affected. Even if agreements are executed, there can be no assurance that joint venture partners will perform their obligations, provide required funding, or advance the projects as anticipated.

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

In addition to other risk factors identified in this Form 10-K and due to volatility associated with equity securities in general, the value of a shareholder’s investment could decline due to the impact of numerous factors upon the market price of our common stock, including:

●	Changes in the worldwide price for the metals for which we explore;

●	Adverse results from our exploration efforts;

●	Political and regulatory risks and social unrest in the areas in which we operate or in other areas of the world, including the conflicts between Ukraine and Russia and in the Middle East;

●	Weather conditions and extreme weather events, including unusually heavy rains;

●	Failure to meet our operating budget;

●	Decline in demand for our common stock;

●	Downward revisions in securities analysts’ estimates of or changes in global financial markets and global economies and general market conditions;

●	Technological innovations by competitors or in competing technologies;

●	Investor perception of our industry or our prospects;

●	Lawsuits;

●	Economic impact from spread of disease;

●	Our ability to integrate and operate the companies and the businesses that we acquire;

●	Actions by government or central banks; and

●	General economic trends.

Stock markets in general have experienced extreme price and volume fluctuations and the market prices of individual securities have been highly volatile. These fluctuations are often unrelated to operating performance and may materially adversely affect the market price of our common stock. As a result, shareholders may be unable to sell their shares at the desired price.

The existence of a significant number of warrants may have a negative effect on the market price of our common stock.

As of December 31, 2025, we had 7.4 million warrants outstanding with a weighted average exercise price per share of $0.93. The existence of securities available for exercise and resale is referred to as an “overhang,” and, particularly if the warrants are “in the money,” the anticipation of potential sales could exert downward pressure on the market price of our common stock.

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

Any pandemic may pose a risk to our business and operations. If our employees and consultants become unable to work or travel to our properties due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend exploration and other activities, which may impact our liquidity and financial results. These restrictions have significantly disrupted economic activity in both the world, national and local economies and have caused volatility in capital markets.

To the extent any pandemic materially adversely affects our business and financial results, as discussed above, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our exploration activities and financing. We are unable to predict the ultimate adverse impact of any pandemic on our business, which would depend on numerous evolving factors and future developments, including a pandemic’s effect on the demand for silver and gold, as well as the response of the overall economy and the financial markets during and after a pandemic and response measures come to an end, the timing of which remains highly unpredictable.

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

Our success is also dependent on the contributions of our skilled and experienced consultants and workforce and their ability to safely perform their jobs. To achieve our operating goals, we must be able to recruit, hire, retain and develop qualified and diverse personnel to execute on our strategy. If we experience periods where our employees or consultants are unable to perform their jobs for any reason, including as a result of illness, our business, financial condition, results of operations and cash flows could be adversely affected.

Market factors outside of our control could have significant adverse impacts on our business, operations and/or prospects.

Operating in the volatile and cyclical natural resource industry subjects us to numerous market factors outside of our control that could have significant and sometimes adverse impacts on our business. Such factors could include significant price declines in our industry, inflationary impacts on capital and exploration and operating costs, public opposition, poor financial and operating performance of other companies in the same industry sector, environmental incidents from resource projects, major technological advances that reduce demand for mineral resources, unforeseen regulation, military conflict, terrorism, banking institution stability, or other geopolitical events that broadly impact the global or domestic economy or natural resource industry. To the extent that such events affect attitudes toward investments in the natural resource sector, or impact the overall economic climate, could affect our ability to raise the additional capital needed to continue to advance our projects and business plan.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 1C: CYBERSECURITY

Risk Management and Strategy

We maintain policies and procedures designed to assess, identify and manage material risks from cybersecurity threats. Given the size and scope of our operations, our information technology systems are supported and managed primarily by third-party service providers. As a result, our cybersecurity risk management processes are integrated into our overall risk management framework and rely in part on the security controls, monitoring practices and risk management procedures of our third-party IT providers.

We periodically evaluate cybersecurity risks that may affect our information systems, including risks arising from potential unauthorized access, ransomware, phishing, data compromise or other cybersecurity incidents that could adversely affect the confidentiality, integrity or availability of our systems or data. In connection with material changes to our business practices or technology environment, we assess whether such changes may alter our exposure to cybersecurity threats.

Our evaluation of cybersecurity risks includes consideration of reasonably foreseeable internal and external threats, the potential likelihood and impact of such risks, and the adequacy of safeguards maintained by us and our service providers. We rely on a combination of internal oversight and third-party service provider controls to manage cybersecurity risks, including access controls, data backup processes and monitoring practices.

To date, we have not experienced any cybersecurity incidents that have materially affected our business strategy, results of operations or financial condition. However, we cannot provide assurance that future cybersecurity incidents will not occur or have a material adverse effect.

Governance

The Board of Directors has oversight responsibility for the Company’s overall risk management process, including risks arising from cybersecurity threats. The Board monitors strategic and operational risks facing the Company, and management is responsible for identifying, assessing and managing day-to-day risks, including cybersecurity-related risks.

Management informs the Board of cybersecurity matters as appropriate, including if a cybersecurity threat or incident is identified that could materially affect the Company’s business, financial condition or operations. While the Board does not receive scheduled periodic cybersecurity briefings, it is apprised of material developments or significant cybersecurity matters as they arise.

Management is responsible for overseeing cybersecurity risk management activities. Given the size and scope of our operations and our reliance on third-party information technology service providers, cybersecurity oversight is integrated into our broader operational and risk management processes. Management monitors potential cybersecurity risks, evaluates safeguards maintained by the Company and its service providers, and addresses cybersecurity matters as part of routine operational oversight.

We have not experienced any cybersecurity incidents that have materially affected the Company. However, cybersecurity threats are continually evolving, and we cannot provide assurance that future incidents will not have a material adverse effect on our business, financial condition or results of operations.

Cybersecurity Threats

As of December 31, 2025, we have not identified any indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements. For further discussion of cybersecurity risks, please refer to Item 1A. Risk Factors.

ITEM 3: LEGAL PROCEEDINGS

Claims Related to Shutdown or Reduction of Operations

Ten former employees of some of the Company’s Mexican subsidiaries filed labor claims in 2024 against the subsidiary companies claiming the companies had not compensated them properly for their termination. As at December 31, 2024, a severance accrual was estimated and recorded in connection with these lawsuits for $230,000. All such claims were settled during 2025 as part of the sale of our Mexican subsidiaries. As at December 31, 2025, there was no severance accrual recorded in our consolidated financial statements.

One supplier of some of the Mexican subsidiaries filed a lawsuit in 2024 against the subsidiary companies for non-payment for services rendered. In total, the supplier is seeking approximately $55,000 and this amount was recorded in accounts payable as of December 31, 2024. As with labor claims, all liabilities related to suppliers was settled as part of the sale of our Mexican subsidiaries in 2025.

In 2025, we received three labor claims against our Argentina subsidiary from former employees seeking compensation. As of December 31, 2025, we have accrued $250,000 for these matters, representing our best estimate of a probable loss. We intend to vigorously defend these claims.

As a result of the Company’s reduced or ceased operations in the US, Mexico, and Argentina, the Company has been and may in the future be exposed to claims from former employees, labor unions, suppliers, consultants or contractors and tax and environmental claims, which may individually or in the aggregate be material.

Mexican Mining Concession

In July 2025, the Company was notified by the Mexican Mining Registry of an outstanding balance of approximately $403,000 in fees, penalties, and late fees related to the Rucio mining concession, originally requested by Minera de Cordilleras, a subsidiary that was sold earlier in 2025. Under the terms of the sale the Company would be responsible for this claim.

Based on the Mining Registry files, the Rucio concession was originally requested in 2011 by a former manager of Minera de Cordilleras. The concession was not issued until 2018, and the Company was never notified of its issuance or of any associated payment obligations.

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

As of March 31, 2026, we had 104 record holders of our common stock of record based upon the stockholders list provided by our transfer agent, Computershare Trust Company, N.A.

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

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law. We are an exploration company holding or controlling majority interests in the Desierto and Sarita Este concessions, adjoining gold-silver-copper exploration projects located in northwest Salta Province Argentina. We have also earned in a 60% interest in Sand Canyon, an exploration-stage, gold-silver project in northwestern Nevada, and have interests in other immaterial mineral exploration properties located primarily in or near historical precious metals producing regions in Argentina and Mexico. We are primarily focused on advancing exploration activities at the Sarita Este/Desierto project. We continue to review additional exploration opportunities, primarily in South America.

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

In October 2024, we completed the sale of Silex Argentina, which was the sole owner of El Quevar, our advanced exploration property in Argentina for $3.5 million. We also completed the sale of our Yoquivo exploration property in Mexico in November 2024 for $570,000 plus VAT and the sale of a Mexican subsidiary holding tax losses for $445,000. In April 2025 we completed the sale of an additional Mexican subsidiary holding tax losses and 5 minor property concessions for $600,000. During December 2025 we completed the sale of two additional subsidiaries in Mexico for $65,000 and transferred net operating losses, inflation-adjusted capital contributions, and several liabilities, including past due payables, labor claims and the Rodeo mining concession, along with its reclamation obligation of approximately $450,000. The Company continues to hold an interest in several remaining exploration properties, including Sarita Este/Desierto, a gold-silver-copper exploration project located in northwest Salta Province Argentina and Sand Canyon, an exploration stage, gold-silver project in northwestern Nevada.

Because we have divested our mining operations at Velardeña and Rodeo, our only near-term opportunity to generate cash flow is from the sale of additional assets or new sources of debt or equity capital. The Company is evaluating and pursuing alternatives to obtain funds to continue as a going concern, including the potential sale of the Company, seeking buyers or partners for certain of the Company’s other assets or obtaining equity or other external financing. In the absence of additional cash inflows, the Company anticipates that its cash resources will be exhausted in the second quarter of 2026. If we are unable to obtain additional cash resources or sell the Company, we will be forced to cease operations and liquidate.

2025 Highlights

The Company has achieved a significant reduction in liabilities and a significant decrease in its cost structure through its restructuring efforts in 2024 which continued during 2025. These combined actions have allowed us to strengthen our balance sheet and preserve capital, enabling us to shift focus toward our most promising exploration assets as further described below.

Sarita Este / Desierto Project

The Desierto project, located in the Puna geological region of Salta Province, Argentina, has been the subject of surface exploration that identified zones of alteration, including clay and silica-rich areas typically associated with precious metal systems. The Company controls 67% of the Desierto Project. In 2025 the Company completed joint venture agreements for the Sarita Este property, 51% owned, with Cascadero, and remains in negotiation with Cascadero regarding joint venture arrangements for Desierto. Pending the resolution of the joint venture agreement, the Company anticipates initiating a Phase I drill program designed to test extensions of gold mineralization observed at the adjacent Sarita Este property into Desierto. The timing and scope of any such drilling program will depend on the completion of joint venture agreements and the Company’s ability to secure additional funding. Data obtained from the initial drilling program is expected to support refinement of the Desierto geological model and further evaluation of potential synergies with the Sarita Este project.

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

Sale of Additional Subsidiaries in Mexico

On December 30, 2025, the Company completed the sale of its wholly owned subsidiaries, Servicios Velardeña S.A. de. C.V. and GMC Equipos S.A. de C.V., to a privately held Mexican group. Servicios Velardeña S.A. de. C.V. and GMC Equipos S.A. de C.V. held net operating losses, inflation-adjusted capital contributions, several liabilities including past-due accounts payable, the remaining labor claim in Mexico of $56,000, and the Rodeo mining concession, along with its associated asset retirement obligation with a value of approximately $450,000. This transaction, along with completion of the sale of our Velardeña Properties, represents a significant step forward in the Company’s planned exit from Mexico, allowing us to substantially eliminate our liabilities in the country and reduce ongoing overhead and administrative costs to a minimum, enabling us to focus on other regions.

Results of Operations

For the results of operations discussed below, we compare the results of operations for the year ended December 31, 2025, to the results of operations for the year ended December 31, 2024.

Exploration expense. Our exploration expense, including property holding costs and allocated administrative expenses, totaled $0.9 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively. Our costs were higher in 2025 due to option payments on our projects in Argentina as well as recognition of contingent liability for certain labor claims, described below.

Administrative expense. Administrative expenses totaled $2.3 million for the year ended December 31, 2025, compared to approximately $3.6 million for the year ended December 31, 2024. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of our exploration portfolio. The lower administrative expense we incurred during 2025 is primarily related to our cost reduction efforts.

Stock-based compensation. During the years ended December 31, 2025 and 2024, we incurred approximately $0.3 million and $0.4 million, respectively, of expense related to stock-based compensation. Stock-based compensation varies from period to period depending on the number and timing of awards granted, the type of grant, the market value of the shares on the date of grant and other variables.

Interest and other income, net. We recorded a nominal amount of interest and other income, net for the years ended December 31, 2025 and 2024. Our interest income pertains primarily to the interest earned on cash balances held in bank accounts.

Loss on foreign currency transactions. We recorded a nominal amount of loss on foreign currency transactions for the years ended December 31, 2025 and 2024. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than U.S. dollars.

Income Taxes. We recorded zero income tax expense for the years ended December 31, 2025 and 2024.

Income (Loss) from discontinued operations, net of taxes. In 2024, certain businesses were classified as assets held for sale and discontinued operations, including the Rodeo and Velardeña Properties in Mexico and the El Quevar property in Argentina. We recognized income from discontinued operations during 2025 of $6.1 million compared to a loss of $3.0 million during the year ended December 31, 2024.

Income (loss) from discontinued operations, net of taxes included the following major components:

●	Sale of metals. Revenue from the sale of metals decreased from $1.4 million for the year ended December 31, 2024 to $nil for the year ended December 31, 2025 primarily due to ceasing mining operations at the Rodeo and Velardeña Properties.

●	Cost of metals sold. For the years ended December 31, 2025 and 2024, we recorded $nil and $6.4 million of cost of metals sold, respectively. The decrease in costs was due to the discontinuation of mining operations.

●	Exploration. These costs primarily include property holding costs, limited exploration activities, and other costs associated with maintaining the projects held for sale. Exploration and other operation costs were $0.9 million compared to $1.1 million for the years ended December 31, 2025 and 2024, respectively, as we continued to wind down the operations at these properties.

●	Reclamation and accretion expense. During the years ended December 31, 2025 and 2024, we incurred approximately $0.3 million of reclamation expense related to the accretion of asset retirement obligations at the Velardeña and Rodeo properties.

●	Asset impairment expense. During the year ended December 31, 2024, in accordance with ASC 360, the Company recorded an asset impairment expense of $0.6 million, reducing the remaining book value of the oxide plant and water wells to the salvage value.

●	Other operating income, net. We recorded a nominal amount of other operating income for the year ended December 31, 2025. We recorded $0.4 million of other operating income for the year ended December 31, 2024 primarily related to toll mineral processing services.

●	Gain on sale of assets held for sale. We recorded $7.3 million in gain from the sale of Minera de Cordilleras, Servicios Velardeña S.A. de. C.V. and GMC Equipos S.A. de C.V, as well as from the finalization of the sale of the Velardeña Properties during 2025. All amounts received from the Velardeña Buyer were accounted for as deferred revenue and were recorded as gain on sale of assets held for sale upon the receipt of the entire consideration of $3.0 million during 2025. During the year ended December 31, 2024, we recorded $3.6 million of gain on sale of the Velardeña sulfide plant, the Velardeña and Chicago mines, Minera Labri, Silex Argentina, and Yoquivo.

●	Depreciation and amortization. For the years ended December 31, 2025 and 2024, we recorded $nil and $0.1 million of depreciation and amortization, respectively.

For additional details on the major components of the loss from discontinued operations, please refer to “Item 8 Financial Statements and Supplementary Data—Note 4. Assets Held for Sale and Discontinued Operations” in this Form 10-K.

Liquidity, Capital Resources and Going Concern

Liquidity Forecast and Going Concern Qualification

We do not currently have sufficient resources to meet our expected cash needs for a period of twelve months beyond the filing date of this 2025 Annual Report on Form 10-K. At December 31, 2025, we had current assets of approximately $1.9 million, consisting primarily of our cash and cash equivalents, and restricted cash. On the same date, we had accounts payable and other current liabilities of approximately $1.4 million.

The Company’s only near-term opportunity to generate cash flow to meet its expected cash requirements is from the sale of its remaining exploration assets, equity or other external financing. The Company is evaluating and pursuing alternatives, including the potential sale of the Company, seeking buyers or partners for the Company’s remaining exploration assets or obtaining equity or other external financing. In the absence of additional cash inflows, the Company anticipates that its cash resources will be exhausted in approximately the second quarter of 2026. If we are unable to obtain additional cash resources or sell the Company, we will be forced to cease operations and liquidate.

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

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this 2025 Annual Report on Form 10-K is dependent upon its ability to generate sufficient cash flow from selling assets, reducing expenses, and raising sufficient funds through equity financings or other external sources. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of this Annual Report on Form 10-K. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should the Company not continue as a going concern.

2025 Liquidity Discussion

At December 31, 2025, our aggregate cash and cash equivalents totaled $1.3 million, compared to $3.2 million in similar assets held at December 31, 2024. This decrease is the result of the following expenditures and cash inflows for the year ended December 31, 2025.

●	$1.0 million cash spent on discontinued operations, primarily related to care and maintenance cost of the projects in Mexico;

●	$2.7 million in general and administrative and exploration expenditures.

The above expenditures were partially offset by cash inflows of $1.8 million from the following:

●	$1.2 million of proceeds received from the sale of Velardeña Plant 2 and water wells; and

●	$0.6 million from the sale of certain Mexican subsidiaries.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

Mineral Reserves

We do not have defined mineral reserves pursuant to S-K 1300 and all of our mining properties are in the exploration stage. When and if we determine that a mining property has mineral reserves, subsequent development costs will be capitalized to those properties. When and if we commence extraction at our mining properties with defined mineral reserves, capitalized costs would be charged to operations using the units-of-production method. We cannot be certain that any part of the deposits at our properties will ever be confirmed or converted into S-K 1300 compliant reserves.

Asset Retirement Obligations

We record asset retirement obligations in accordance with ASC 410, “Asset Retirement and Environmental Obligations” (“ASC 410”), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to ASC 410, the fair value of a liability for an asset retirement obligation (“ARO”) is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. To the extent that the ARO is related to fixed plant and equipment, an offsetting asset retirement cost is capitalized as part of the carrying value of the assets with which it is associated and depreciated over the useful life of the asset. The Company’s asset retirement obligations as at December 31, 2025 were $nil.

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

Functional Currency

Our potential revenue and external funding are primarily denominated in U.S. dollars. Additionally, substantially all of our significant expenditures are made with reference to U.S. dollars. Accordingly, the Company and its subsidiaries use the U.S. dollar as their functional and reporting currency.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, “Exhibits, Financial Statement Schedules” and contained in this Form 10-K at page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2025.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

During the year ended December 31, 2025, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2026 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2026 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2026 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2026 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2026 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.	Documents filed as part of this Form 10-K or incorporated by reference:

(1)	Our consolidated financial statements are listed on the “Index to Financial Statements” on Page F-1 to this report.

(2)	Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)	The following exhibits are filed with this Form 10-K or incorporated by reference.

ITEM 16: FORM 10-K SUMMARY

Not applicable.

EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Golden Minerals Company (Incorporated by reference to our Current Report on Form 8-K filed March 30, 2009).
3.1.1	First Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated September 2, 2011 (Incorporated by reference to our Current Report on Form 8-K filed September 9, 2011).
3.1.2	Second Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated May 19, 2016 (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2016).
3.1.3	Third Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated June 11, 2020 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on March 25, 2021).
3.1.4	Fourth Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated May 30, 2023 (incorporated by reference to our Current Report on Form 8-K filed on May 30, 2023).
3.1.5	Fifth Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated May 13, 2024 (incorporated by reference to our Current Report on Form 8-K filed on May 14, 2024).
3.2	Amended and Restated Bylaws of Golden Minerals Company (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2023).
4.1	Description of Registrant’s Securities (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2025).
4.2	Form of Series A Warrant (incorporated by reference to our Current Report on Form 8-K filed on July 19, 2019).
4.3	Form of Series A Warrant (incorporated by reference to our Current Report on Form 8-K filed on April 23, 2020).
4.4	Form of Series B Warrant (incorporated by reference to our Current Report on Form 8-K filed on April 23, 2020).
4.5	Form of Common Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2023).
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 29, 2023).
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current report on Form 8-K filed on November 9, 2023).
4.8	Form of Series A Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2023).
4.9	Form of Series B Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 9, 2023).
10.1 #	Form of Indemnification Agreement (incorporated by reference to our Current Report on Form 8-K filed March 30, 2009).
10.2 #	Form of Change of Control Agreement (incorporated by reference to our Current Report on Form 8-K filed March 30, 2009).
10.3 #	Golden Minerals Company Amended and Restated 2023 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on May 30, 2025).
10.4 #	Form of Restricted Stock Unit Award Agreement Pursuant to the 2023 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2023).

10.6	Contract of Assignment of Mining Rights between Minera de Cordilleras, S. de R.L. de C.V. and Transformaciones y Servicios Metalurgicos, S.A. de C.V., dated December 1, 2023 (incorporated by reference to our Annual Report on Form 10-K filed on March 19, 2024).
10.7 +	Minera William Plant 2 Asset Contract (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2024).
10.8 +	Minera William Mine Transfer of Mining Rights Contract (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2024).
10.9 +	Purchase and Sale Contract with Reservation of Ownership of Minera Labri Plant I Assets (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2024).
10.10 +	Purchase and Sale Contract with Reservation of Ownership of Mineral William Mining Equipment (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2024).
10.11 #+	Employment Offer Letter, effective as of August 15, 2024, between Golden Minerals Company and Joseph G. Dwyer (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2024).
10.12 #+	Engagement letter with Avisar Everyday Solutions Ltd (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2025).
10.13 ●+	Purchase and Sale Agreement of Minera de Cordilleras between GOLDEN MINERALS SERVICES CORPORATION and EMPRESA Y CAPITAL, S.A.P.I. DE C.V (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2025).
10.14 ●+	Purchase and Sale Agreement of Minera de Cordilleras between APEX MINING PARTNERS LTD. and VISIÓN Y PROYECCIÓN DE NEGOCIOS, S.A. DE C.V (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2025).
10.15 ●+	Purchase and Sale Agreement of Minera de Cordilleras between SERVICIOS VELARDEÑA, S.A. DE C.V and EMPRESA Y CAPITAL, S.A.P.I. DE C.V (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2025).
10.16 ●+	Purchase and Sale Agreement of Minera de Cordilleras between MINERA WILLIAM, S.A. DE C.V. and EMPRESA Y CAPITAL, S.A.P.I. DE C.V (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2025).
19.1	Insider Trading Policy (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2025).
21.1 *	Subsidiaries of the Company.
23.1 *	Consent of Haynie & Company.
23.2 *	Consent of Qualified Person (Rehn).
31.1 *	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2 *	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1 **	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to our Annual Report on Form 10-K filed on March 19, 2024).
101 *	The following items from the Annual Report on Form 10-K for the year ended December 31, 2025 are filed herewith, formatted in Inline XBRL: (A) Cybersecurity; (B) the following financial statements: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements; (C) Insider Trading Policy; and (D) Rule 10b5-1 Trading Arrangements.
104 *	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan, contract or arrangement.
●	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
+	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2026	GOLDEN MINERALS COMPANY
Registrant

	By:	/s/ PABLO CASTANOS
Pablo Castanos
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PABLO CASTANOS	President and Chief Executive Officer	March 31, 2026
Pablo Castanos	(Principal Executive Officer)

/s/ ANIL S. JIWANI	Chief Financial Officer	March 31, 2026
Anil S. Jiwani	(Principal Financial and Accounting Officer)

/s/ JEFFREY G. CLEVENGER	Chairman of the Board of Directors	March 31, 2026
Jeffrey G. Clevenger

/s/ DEBORAH J. FRIEDMAN	Director	March 31, 2026
Deborah J. Friedman

/s/ KEVIN R. MORANO	Director	March 31, 2026
Kevin R. Morano

/s/ DAVID H. WATKINS	Director	March 31, 2026
David H. Watkins

GOLDEN MINERALS COMPANY

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Golden Minerals Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Minerals Company (the Company) as of December 31, 2025 and 2024, and the related statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from continuing operations and has incurred negative cash flows from continuing operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sale of Assets and Subsidiaries of the Company

As discussed in Note 4 to the financial statements, the Company completed the sale of assets owned by its Mexican subsidiaries and the sale of 100% of the equity of its Argentina subsidiary and reported the results of these disposals as discontinued operations.

We identified the sale of assets and subsidiaries as a critical audit matter because the determination of whether the disposals qualified for discontinued operations presentation under Accounting Standards Codification (“ASC”) 205-20 involved significant auditor judgment. Specifically, judgment was required to evaluate whether the disposals represented a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. In addition, significant auditor judgment was required to evaluate the identification of the assets and liabilities included in the disposal groups and to assess the measurement of the gain on sale, including the allocation of carrying values to the disposed assets and liabilities. These matters involved complex judgments and a high degree of subjectivity.

Our audit procedures related to this matter included, among others, evaluating management’s conclusions regarding discontinued operations classification by assessing whether the disposals constituted a strategic shift in accordance with ASC 205-20. We examined the terms of the sale agreements and evaluated the nature of the assets, liabilities, and operations disposed of to assess whether the disposal groups were appropriately identified. We tested the carrying values of the assets and liabilities included in the disposal groups and recalculated the gain on sale recognized by the Company. In addition, we evaluated whether the related financial statement disclosures were consistent with the applicable requirements of U.S. GAAP.

/s/ Haynie
Haynie
Salt Lake City, Utah
March 31, 2026

We have served as the Company’s auditor since 2023.

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31,	December 31,
	2025	2024
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 5)	$1,339	$3,175
Restricted cash (Note 10)	495	—
Value added tax receivable, net (Note 7)	—	314
Prepaid expenses and other assets (Note 6)	107	364
Current assets held for sale (Note 4)	—	—
Total current assets	1,941	3,853
Property, plant and equipment, net (Note 8)	22	22
Investments (Note 5)	265	265
Right-of-use assets (Note 9)	—	9
Assets held for sale (Note 4)	—	667
Total assets	$2,228	$4,816

Liabilities and equity (deficit)
Current liabilities
Accounts payable and other accrued liabilities (Note 10)	$1,364	$1,625
Other current liabilities (Note 11)	—	42
Current liabilities held for sale (Note 4)	—	1,970
Total current liabilities	1,364	3,637
Other long-term liabilities (Note 11)	—	—
Liabilities held for sale (Note 4)	—	3,281
Total liabilities	1,364	6,918

Commitments and contingencies (Note 16)

Equity (deficit) (Note 14)
Common stock, $.01 par value, 100,000,000 shares authorized; 15,053,048 and 15,053,048 shares issued and outstanding, respectively	150	150
Additional paid-in capital	552,849	552,536
Accumulated deficit	(552,135)	(554,788)
Shareholders’ equity (deficit)	864	(2,102)
Total liabilities and equity	$2,228	$4,816

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

	Year Ended
	December 31,
	2025	2024
	(in thousands, except per share data)
Costs and expenses:
Exploration expense	(932)	(568)
Administrative expense	(2,300)	(3,580)
Stock-based compensation	(313)	(404)
Depreciation expense	—	(1)
Total costs and expenses	(3,545)	(4,553)
Loss from operations	(3,545)	(4,553)
Other income (expense):
Interest and other income, net	95	75
Gain (loss) on foreign currency transactions	(41)	(83)
Total other income (expense)	54	(8)
Loss from operations before income taxes and discontinued operations	(3,491)	(4,561)
Income taxes (Note 13)	—	—
Loss from continuing operations	(3,491)	(4,561)
Income (loss) from discontinued operations, net of taxes (Note 4)	6,144	(3,039)
Net income (loss)	$2,653	$(7,600)

Net income (loss) per common share – basic
Continuing operations	$(0.23)	$(0.31)
Discontinued operations	0.41	(0.21)
Net income (loss) per common share – basic	$0.18	$(0.52)

Weighted-average shares outstanding – basic	15,052,882	14,721,036

Net income (loss) per common share – diluted
Continuing operations	$(0.21)	$(0.31)
Discontinued operations	0.37	(0.21)
Net income (loss) per common share – diluted	$0.16	$(0.52)

Weighted-average shares outstanding – diluted (1)	16,660,242	14,721,036

(1)	For the year ended, December 31, 2025, diluted weighted average shares outstanding included 862,719 incremental shares related to unvested restricted stock units, calculated using the treasury stock method Warrants to purchase 7,427,587 shares of common stock were excluded from diluted earnings per share as their exercise price exceeded the average market price of the Company’s common stock during the year and therefore were anti-dilutive. Potentially dilutive shares at December 31, 2024, consisting of 1,070,079 equivalent shares related to stock compensation and 10,819,742 equivalent shares related to warrants outstanding, were not included in the calculation of diluted weighted average shares as the impact would be anti-dilutive. See Note 14 for a discussion of stock-based compensation and warrants.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
	(in thousands except share data)
Balance, December 31, 2023	14,084,680	$141	$552,160	$(547,188)	$5,113
Stock compensation accrued and restricted stock awards granted (Note 14)	46,426	—	404	—	404
KELTIP shares issued net of shares relinquished to cover withholding taxes (Note 14)	433,370	4	(23)	—	(19)
Warrants exercised (Note 14)	488,572	5	(5)	—	—
Net loss	—	—	—	(7,600)	(7,600)
Balance, December 31, 2024	15,053,048	$150	$552,536	$(554,788)	$(2,102)
Stock compensation accrued and restricted stock awards granted (Note 14)	—	—	313	—	313
Net income	—	—	—	2,653	2,653
Balance, December 31, 2025	15,053,048	$150	$552,849	$(552,135)	$864

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash flows from (used in) operating activities:
Net income (loss)	$2,653	$(7,600)
(Income) loss from discontinued operations	(6,144)	3,039
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	—	1
Loss on trading securities	—	11
Stock-based compensation	313	404
Changes in operating assets and liabilities:
Value added tax receivable, net	—	2,821
Prepaid expenses and other assets	257	608
Right-of-use assets	9	101
Accounts payable and other accrued liabilities	264	(3,274)
Other current liabilities	(42)	(332)
Other long-term liabilities	—	(28)
Net cash used in operating activities - continuing operations	(2,690)	(4,249)
Net cash used in operating activities - discontinued operations	(991)	(3,488)
Net cash used in operating activities	(3,681)	(7,737)
Cash flows from (used in) investing activities:
Net cash provided by (used in) investing activities - continuing operations	—	—
Net cash provided by investing activities - discontinued operations	2,340	7,165
Net cash provided by investing activities	2,340	7,165
Cash flows from (used in) financing activities:
Common stock shares relinquished to pay taxes	—	(19)
Net cash (used in) provided by financing activities - continuing operations	—	(19)
Net cash (used in) provided by financing activities - discontinued operations	—	—
Net cash (used in) provided by financing activities	—	(19)
Net decrease in cash and cash equivalents	(1,341)	(591)
Cash, cash equivalents, and restricted cash, beginning of year	3,175	3,766
Cash, cash equivalents, and restricted cash, end of year	$1,834	$3,175

Supplemental disclosure:
Interest paid	$—	$12
Income taxes paid	$—	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of these amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$1,339	$3,175
Restricted cash	495	—
Total cash, cash equivalents, and restricted cash	$1,834	$3,175

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.	Nature of Operations

We are an exploration company holding majority control in the Desierto and Sarita Este concessions, adjoining gold-silver-copper exploration projects located in northwest Salta Province Argentina, a 60% interest in Sand Canyon, an exploration-stage, gold-silver project in northwestern Nevada and other mineral exploration properties located primarily in or near historical precious metals producing regions in Argentina and Mexico. We are primarily focused on advancing exploration activities at the Sarita Este/Desierto project. We continue to review additional exploration opportunities, primarily in South America.

The Company is considered an exploration stage issuer under the criteria set forth by the SEC under Subpart 1300 of Regulation S-K (“S-K 1300”) as the Company has not yet demonstrated the existence of mineral reserves at any of the Company’s properties. As a result, and in accordance with U.S. generally accepted accounting principles (“GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred. As such, the Company’s financial statements may not be comparable to the financial statements of mining companies that have proven and probable mineral reserves. Such companies would typically capitalize certain development costs including infrastructure development and mining activities to access the ore. The capitalized costs would be amortized on a units-of-production basis as reserves are mined. The amortized costs are typically allocated to inventory and eventually to cost of sales as the inventories are sold. As the Company does not have proven and probable mineral reserves, substantially all expenditures at the Company’s properties were expensed as incurred. The Company cannot be certain that any deposits at any of its properties will ever be confirmed or converted into S-K 1300 compliant “reserves”.

2.	Liquidity, Capital Resources and Going Concern

We do not currently have sufficient resources to meet our expected cash needs for a period of twelve months beyond the filing date of this 2025 Annual Report on Form 10-K. At December 31, 2025, we had current assets of approximately $1.9 million, including cash and cash equivalents of approximately $1.3 million. On the same date, we had accounts payable and other current liabilities of approximately $1.4 million. As previously disclosed, the Company ceased mining at the Velardeña mines in Mexico during 2024 and subsequently sold the mines and certain related assets. In 2025, we completed the sale of additional Mexican subsidiaries holding the Rodeo mine, labor claim, tax losses and several property concessions and extinguished all related liabilities for these subsidiaries, including our reclamation obligation for Rodeo. During the year ended December 31, 2025, we collected $1.8 million from sale of assets, including completion of the 2024 sale of the Velardeña mines.

The Company’s only near-term opportunity to generate cash flow to meet its expected cash requirements is from the sale of additional assets, equity or other external financing. The Company is evaluating and pursuing alternatives, including the potential sale of the Company, seeking buyers or partners for the Company’s other assets or obtaining equity or other external financing. In the absence of additional cash inflows, the Company anticipates that its cash resources will be exhausted in approximately the second quarter of 2026. If we are unable to obtain additional cash resources or sell the Company, we will be forced to cease operations and liquidate.

The Company’s consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, as noted above, our continuing long-term operations will be dependent upon our ability to secure sufficient funding to generate future profitable operations. The underlying value and recoverability of the amounts shown as property, plant and equipment in our consolidated financial statements are dependent on our ability to generate positive cash flows from

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

operations and to fund general administrative and exploration activities that would lead to additional profitable mining and processing activities or to generate proceeds from the disposition of property, plant and equipment.

The ability of the Company to maintain a positive cash balance for a period of twelve months beyond the filing date of this 2025 Annual Report on Form 10-K is dependent upon its ability to generate sufficient cash flow from selling assets, continue to reduce expenses, and raise sufficient funds through equity financings or other external sources. These material uncertainties cast significant doubt on the Company’s ability to continue as a going concern. Therefore, the Company cannot conclude that substantial doubt does not exist as to the Company’s ability to continue as a going concern for the twelve months following the filing date of this Annual Report for the year ended December 31, 2025 on Form 10-K. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should the Company not continue as a going concern.

3.	Summary of Significant Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with GAAP. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to the recognition of contingent liabilities and the valuation allowances for deferred tax assets. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions or conditions.

The policies adopted, considered by management to be significant, are summarized as follows:

a.	Basis of Consolidation

All of the Company’s consolidated subsidiaries are 100% owned and as such the Company does not have a noncontrolling interest in any of its subsidiaries. All intercompany transactions and balances have been eliminated at consolidation.

b.	Translation of Foreign Currencies

The Company’s income and external funding are primarily denominated in U.S. dollars. Substantially all of the Company’s significant expenditures are made with reference to U.S. dollars. Accordingly, the Company and its subsidiaries use the U.S. dollar as their functional and reporting currency.

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

As discussed in Note 1, the Company is considered an exploration stage company under the criteria set forth by the SEC since it has not yet demonstrated the existence of mineral reserves at any of the Company’s properties. As the Company does not have proven and probable mineral reserves, substantially all costs were expensed as incurred. Such costs are recognized in the Consolidated Statements of Operations based on the nature of the costs.

On a quarterly basis the Company evaluates its exploration properties to determine if they meet the Company’s minimum requirements for continued evaluation. The rights to the properties that do not meet the minimum requirements are relinquished and the carrying values, if any, are written off and reflected in “Exploration expense” on the accompanying Consolidated Statements of Operations.

e.	Assets Held for Sale and Discontinued Operations

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

f.	Property, Plant and Equipment and Long-Lived Asset Impairment

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

Property, plant and equipment are recorded at cost and per the guidance of Accounting Standard Codification (“ASC”) 360, “Property, Plant and Equipment” (“ASC 360”) the Company assesses the recoverability of its property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis or by comparing other market indicators to the carrying amount of the asset.

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

The Company prepares estimates of the timing and amount of expected cash flows when an ARO is incurred. The fair value of the ARO is measured by discounting the expected cash flows using a discount rate that reflects the credit adjusted risk-free rate of interest. The Company records the fair value of an ARO when it is incurred and later adjustments of the ARO are recorded as an adjustment to the corresponding ARC. The ARO is adjusted to reflect the passage of time (accretion cost) calculated by applying the discount rate implicit in the initial fair value measurement to the beginning-of-period carrying amount of the ARO. The Company records accretion costs to expense as incurred.

h.	Value Added Taxes

The Company pays value added tax (“VAT”) in Mexico as well as other countries. For exploration projects, the amounts paid are generally charged to expense as incurred because of the uncertainty of recoverability. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds.

i.	Revenue Recognition

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

j.	Stock-Based Compensation

The Company records stock-based compensation awards at fair value on the date of the grant and expenses the awards in the Consolidated Statements of Operations over the requisite employee service period on a straight-line basis (see Note 14). The fair value of the awards is based on the Company’s stock price on the date of the grant. The Company recognizes forfeitures as they occur.

k.	Leases

The Company has adopted Accounting Standards Update (“ASU”) 2016-02 and ASU No. 2018-11, which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

l.	Net Income (Loss) per Share of Common Stock

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

The Company classifies income tax related interest and penalties as income tax expense.

n.	Segment Reporting

We manage our company as one reportable operating segment, exploration activities. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s Chief Executive Officer. Financial information and annual exploration plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the exploration activities segment and decides how to better allocate resources based on consolidated net income or loss that is reported on the Consolidated Statements of Operations. The Company’s objective in making resource allocation

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

decisions is to optimize the consolidated financial results. The accounting policies of our exploration activities segment are the same as those described in the summary of significant accounting policies herein. For single reportable segment-level financial information, total assets, and significant non-cash transactions, refer to the accompanying consolidated financial statements.

o.	Recently Issued Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires enhanced disclosures about significant segment expenses and other segment items that are regularly provided to the chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 during the year ended December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 during the year ended December 31, 2025, and the adoption did not have any significant impact on our consolidated financial statements.

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

In May 2025, the FASB issued ASU 2025-03, Business Combination and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The ASU addresses transactions where the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business, and the acquisition is affected primarily by exchanging equity interests. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting the ASU on its consolidated financial statements.

4.	Assets Held for Sale and Discontinued Operations

Velardeña Properties

In December 2023, the Company restarted operations at the Velardeña Properties. In February 2024, it was determined that the initial performance of both the mine and the processing plant did not achieve the expected results. On February 29, 2024, the Company announced that it had elected to discontinue operations at the Velardeña Properties and hold them for sale. Following that date, the Company shut down the Velardeña Properties and held them for sale.

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

The Velardeña Buyer agreed to pay $3.0 million plus VAT on July 1, 2024, to complete the transaction covered by the fourth Velardeña Sales Agreement, which included the oxide processing plant and water wells. In accordance with ASC 360, the Company recorded an asset impairment charge of $411,000 to write down the remaining book value to the amount receivable per the agreement.

The Velardeña Buyer continued to make periodic payments to the Company rather the completing the payment of $3.0 million plus VAT on the date of the sale provided in the agreement. As a result, we did not transfer the title to the oxide plant and the water wells to the Velardeña Buyer during 2024, even though the Velardeña Buyer took operational control of the oxide plant in mid-year 2024. As at December 31, 2024, we had received $1.8 million from the Velardeña Buyer, which balance was shown as deferred revenue within Current liabilities held for sale on the Consolidated Balance Sheets. The remaining balance of $1.2 million was received in 2025. The final payment was made, and the sale was completed on October 10, 2025, at which point, we transferred the title to the oxide plant and the water wells to the Velardeña Buyer. Upon completion of the transaction, the deferred revenue previously recorded related to the sale was recognized as part of gain on sale of assets held for sale.

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

Rodeo Property

We held a 100% interest in the Rodeo gold mine (the “Rodeo Property”) in Durango state, Mexico. Since we determined that the mineral resource at the Rodeo Property was depleted and was no longer considered to have reasonable prospects for economic extraction, mining activities at the Rodeo Property were concluded during 2023. The Company had recognized an asset retirement obligation of approximately $450,000. The Rodeo Property, including the related asset retirement obligation was sold, along with the sale of certain of our subsidiaries in Mexico, in December 2025 for total cash proceeds of $65,000. As at December 31, 2025, we had no asset retirement obligation.

In connection with the sale, the buyer provided approximately $495,000 to fund the settlement of VAT obligations of the Mexican subsidiaries as part of the transaction closing mechanics. These funds were contractually restricted and held by the Company at December 31, 2025 solely for the purpose of settling the VAT liability, which was paid in January 2026.

The following table summarizes the major line items for the properties and entities described above that are included in Loss from discontinued operations, net of taxes in the Consolidated Statements of Operations:

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Revenue
Sale of metals	$—	$1,440
Total revenue	—	1,440
Costs and expenses:
Cost of metals sold	—	(6,382)
Exploration and other operation costs	(879)	(1,086)
Reclamation expense	(251)	(272)
Asset impairment expense	—	(561)
Other operating income (expense), net	(38)	380
Gain on sale of assets held for sale	7,312	3,564
Depreciation and amortization	—	(122)
Total costs and expenses	6,144	(4,479)
Income (loss) from discontinued operations before income taxes	6,144	(3,039)
Income taxes	—	—
Loss from discontinued operations, net of taxes	$6,144	$(3,039)

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

	December 31,	December 31,
	2025	2024
	(in thousands)
Assets
Property, plant and equipment, net(1)	—	667
Total assets held for sale	$—	$667

Liabilities
Deferred revenue(2)	—	1,820
Other current liabilities(3)	—	150
Total current liabilities held for sale	—	1,970
Asset retirement and reclamation liabilities(4)	—	3,281
Total liabilities held for sale	$—	$5,251

(1)	Property, plant and equipment, net at December 31, 2024 consisted of the remaining Velardeña Properties assets.
(2)	Deferred revenue at December 31, 2024 represents cash received for the sale of the Velardeña oxide plant.
(3)	Other current liabilities at December 31, 2024 consisted of the current portion of asset retirement obligation for the Rodeo Property.
(4)	Asset retirement and reclamation liabilities at December 31, 2024 relate to the Rodeo and Velardeña Properties.

Asset Retirement and Reclamation Liabilities

The following table presents the changes in the Company’s asset retirement and reclamation liabilities for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Balance at January 1,	$3,431	$4,246
Changes in estimates, and other	—	(16)
Accretion expense	251	272
ARO liabilities sold	(3,682)	(1,071)
Balance at December 31,	$—	$3,431

5.	Cash and Cash Equivalents and Investments

Cash and Cash Equivalents

The Company has reported $1.3 million and $3.2 million in Cash and cash equivalents on the Consolidated Balance Sheets at December 31, 2025 and December 31, 2024 respectively. The Company maintains cash balances at financial institutions which may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

Investment in Golden Gryphon Explorations Inc.

Long-term investments at December 31, 2025 and 2024 consist of approximately 1.7 million shares of Golden Gryphon Explorations Inc. (“GGE”). In 2019, the Company entered into an earn-in agreement with GGE for the Sand Canyon project located in northwestern Nevada. In August 2022, pursuant to the second amendment to the earn-in agreement by which the earn-in period was extended an additional year, the Company purchased approximately 1.5 million shares of GGE’s common stock for an aggregate purchase price of $225,000. In August 2023, the Company purchased approximately 200,000 shares of GGE’s common stock for an aggregate purchase price of $40,000.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

6.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31,	December 31,
	2025	2024
	(in thousands)
Prepaid insurance	$58	$109
Recoupable deposits and other	49	255
	$107	$364

7.	Value Added Tax Receivable, Net

At December 31, 2024, the Company recorded a net VAT paid in Mexico of $0.3 million, related to the Rodeo and Velardeña Properties, as a recoverable asset, which appears in “Value added tax receivable, net” on the Consolidated Balance Sheets. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. At December 31, 2024, the Company recorded approximately $172,000 of VAT payable as a reduction to the VAT receivable in Mexico.

As at December 31, 2025, we had no VAT receivable in Mexico. In connection with the sale of the Rodeo Property, the buyer provided approximately $495,000 to fund the settlement of VAT obligations of the Mexican subsidiaries as part of the transaction closing mechanics, the VAT liability was settled in January 2026 (Notes 4 and 10).

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

For the years ended December 31, 2025 and 2024, the Company recognized approximately $nil and $1,000, respectively, of depreciation expense.

During 2024, the Company recorded an asset impairment charge of $411,000, reducing the remaining book value of Plant 2 to the salvage value (Note 4), and also recorded an asset impairment charge of $150,000 reducing the remaining book value of the Santa Isabel mineral properties to zero. The Company evaluated its remaining long-lived assets at December 31, 2025 and 2024, and determined that no additional impairment was incurred.

9.	Right-of-Use Assets

We leased office space under a contract in June 2019 classified as an operating lease that expired in January 2025. The Company recorded a right-of-use asset of approximately $465,000 and a lease liability of approximately $450,000 during 2019 based on the net present value of the future lease payments discounted at 9.5%, which represented the Company’s incremental borrowing rate for purposes of applying the guidance of Topic 842. As required, the Company recognized a single lease cost on a straight-line basis.

Operating lease liabilities are included in “Other liabilities,” short term and long term (see Note 11), in the Company’s Consolidated Balance Sheets at December 31, 2025 and 2024.

10.	Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	December 31,	December 31,
	2025	2024
	(in thousands)
Accounts payable and accruals	$1,058	$1,209
Accrued employee compensation and benefits	306	399
Income taxes payable (Note 13)	—	17
	$1,364	$1,625

December 31, 2025

Accounts payable and accruals at December 31, 2025 are primarily related to amounts due to contractors and joint venture partners in the amounts of $158,000 related to exploration work in Argentina, $405,000 related to corporate administrative and exploration activities, and $495,000 VAT payable. Funds received for settling this VAT payable are recognized as restricted cash.

Accrued employee compensation and benefits at December 31, 2025 consist of $250,000 estimated contingent obligation for the labor claims in Argentina (Note 16), and $56,000 of accrued employee vacation payable.

December 31, 2024

Accounts payable and accruals at December 31, 2024, are primarily related to amounts due to contractors and suppliers in the amounts of $700,000 related to the Rodeo and Velardeña Properties and $500,000 related to corporate administrative and exploration activities.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Accrued employee compensation and benefits at December 31, 2024, consist of $230,000 of accrued severance related to the Company’s Velardeña Properties, $100,000 of accrued vacation payable and $69,000 related to salaries, withholding taxes and benefits payable. Included in the $399,000 of accrued employee compensation and benefits is $321,000 related to activities at the Velardeña Properties.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At December 31, 2025
Assets:
Cash and cash equivalents	$1,339	$—	$—	$1,339
	$1,339	$—	$—	$1,339

At December 31, 2024
Assets:
Cash and cash equivalents	$3,175	$—	$—	$3,175
	$3,175	$—	$—	$3,175

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

At December 31, 2025 and 2024, the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

Non-recurring Fair Value Measurements

The Company recorded a change in estimate to its ARO as of December 31, 2025 and 2024 of approximately $nil and $16,000, respectively (see Note 4), reflecting a change in the fair value of the ARO primarily as the result of changes in assumptions related to the amount and timing of future expenditures used in the determination of future cash flows, the change in inflation assumptions, and the change in the discount rate, following the guidance of ASC 410. The fair value analysis was performed internally by the Company. The valuation falls within Level 3 of the fair value hierarchy.

No other non-recurring fair value adjustments to liabilities or long-lived assets were recorded during the years ended December 31, 2025 and 2024.

13.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740 on a tax jurisdictional basis. As at December 31, 2025 and 2024 no provision for income taxes was recognized. The Company did not record any current or deferred tax expense during the years ended December 31, 2025 and 2024.

For the year ended December 31, 2025, the loss from continuing operations before income taxes included a domestic loss of approximately $1.1 million and a foreign loss of approximately $1.1 million. For the year ended December 31, 2024, the entire loss from operations before income taxes pertained to the operations in the United States.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the Consolidated Statements of Operations is summarized below.

	For Year Ended December 31,
	2025		2024
	(in thousands)
Tax expense (benefit) at U.S. rate of 21%	$(458)	(17.27)%	$(1,596)	(21.0)%
Other adjustments:
Rate differential of other jurisdictions	96	3.62%	(221)	(2.9)%
Effects of foreign earnings	45,183	1,703.07%	1,564	20.6%
Change in valuation allowance	(46,547)	(1,754.50)%	(12,240)	(161.1)%
Provision to tax return true-ups	(483)	(18.21)%	159	2.1%
Exchange rate changes on deferred tax assets	2,094	78.93%	6,459	85.0%
Expired net operating losses	15	0.57%	4,789	63.0%
Other	100	3.78%	1,086	14.3%
Income tax provision	$—	—	$—	—

The Company’s state and local income tax effect for the year ended December 31, 2025 primarily relates to filing obligations in the state of Delaware, which constitute substantially all of the state and local income tax effect reflected in the reconciliation above.

The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended
	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$49,047	$94,767
Capital loss carryforwards	1,646	1,571
Reclamation costs	—	984
Stock-based compensation	—	360
Property, plant and equipment	1,059	1,327
Other	1,588	1,946
	53,341	100,955
Less: Valuation allowance	(53,052)	(100,210)
Total deferred tax assets	289	745

Deferred tax liabilities:
Property, plant and equipment	(39)	(497)
Other	(250)	(248)
Total deferred tax liabilities	(289)	(745)
Net deferred tax asset (liability)	$—	$—

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets. The net deferred tax liability as of December 31, 2025 and 2024 was $nil.

At December 31, 2025 the effect of foreign earnings totaling $45.2 million primarily relates to the disposition of certain foreign subsidiaries, largely associated with operations in Mexico. These transactions resulted in a reduction of deferred tax assets, particularly those related to net operating loss carryforward, as the associated future tax benefits are no longer expected to be realized within the disposed entities.

At December 31, 2025 the Company had net operating loss carryforwards in the U.S. and in certain non-U.S. jurisdictions totaling $199.5 million. In the U.S. there are $97.5 million of net operating loss carryforwards, $29.9 million of which have no expiration, while the remaining losses will expire in future years through 2038. In the remaining non-U.S. countries, there are $7.2 million of net operating loss carryforwards related to Minera William S.A. de C.V., which will expire in future years through 2032, $84.7 million in Spain, which have no expiration date, and $10.1 million in other non-U.S. countries (including Argentina and Canada), which will expire in future years through 2043.

The valuation allowance offsetting the net deferred tax assets of the Company of $53.1 million and $100.2 million at December 31, 2025 and 2024, respectively, relates primarily to the uncertain utilization of certain deferred tax assets, primarily net operating loss carryforwards, in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

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

The following table provides a reconciliation of the beginning and ending amount of gross unrecognized tax benefits, which excludes any estimated penalties and interest on all identified unrecognized tax benefits. The Company had no unrecognized tax benefits at December 31, 2025 and 2024.

The Year Ended December 31,
	2025	2024
(in thousands)
Gross unrecognized tax benefits at beginning of period	$—	$—
Increases for tax positions taken during prior years	—	—
Decreases relating to settlements with taxing authorities	—	—
Reductions due to lapse of statute of limitations	—	—
Gross unrecognized tax benefits at end of period	$—	$—

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Tax years as early as 2019 remain open and are subject to examination in the Company’s principal tax jurisdictions. The Company does not expect a significant change to its net unrecognized tax benefits over the next twelve months. No interest and penalties were recognized in the Consolidated Statement of Operations for the year ended December 31, 2025 or 2024, and there were no interest and penalties recognized in the Consolidated Balance Sheets as of December 31, 2025 and 2024. The Company classifies income tax related interest and penalties as income tax expense.

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

Restricted Stock Grants

The following table summarizes the status and activity of the Company’s restricted stock grants at December 31, 2025 and 2024, and the changes during the years then ended:

	Year Ended December 31,
	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Grants	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	666	$6.00	5,800	$8.89
Restrictions lifted during the year	(666)	6.00	(4,600)	9.21
Forfeited during the year	—	—	(534)	9.75
Outstanding at end of year	—	$—	666	$6.00

During the years ended December 31, 2025 and 2024, the Company recognized approximately $3,000 and $20,000, respectively, of stock compensation expense related to the restricted stock grants.

Restricted Stock Units

The 2009 Plan permitted the Company to issue Restricted Stock Units (“RSUs”), which entitle each recipient to receive one unrestricted share of common stock upon termination of the recipient’s employment or board service. Also,

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

pursuant to the 2009 Plan, the Company’s Board of Directors adopted the Non-Employee Director’s Deferred Compensation and Equity Award Plan (the “Deferred Compensation Plan”). Pursuant to the Deferred Compensation Plan, non-employee directors received a portion of their compensation in the form of RSUs issued under the 2009 Plan. The 2009 Plan RSUs generally vest on the first anniversary of the grant.

The 2023 Plan permits the Company to issue RSUs, which entitle each recipient to receive one unrestricted share of common stock upon termination of the recipient’s employment or board service. Under the 2023 Plan, one-half of the shares vest equally on the first and second anniversaries of the grant date.

The following table summarizes the status and activity of the Company’s RSUs at December 31, 2025 and 2024, and the changes during the years then ended:

	Year Ended December 31,
	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Units	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	1,070,079	$2.36	272,409	$13.09
Granted during the year	1,500,000	0.18	1,200,000	0.41
Restrictions listed during the year	(100,000)	0.39	—	—
Shares issued during the year	—	—	(373,493)	3.08
Forfeited during the year	—	—	(28,837)	19.47
Outstanding at end of year	2,470,079	$1.12	1,070,079	$2.36

For the years ended December 31, 2025 and 2024, the Company recognized approximately $310,000 and $381,000, respectively, of stock compensation expense related to the RSUs.

Common Stock Warrants

The following table summarizes the status and activity of the Company’s common stock warrants at December 31, 2025 and 2024, and the changes during the years then ended:

	Year Ended December 31,
	2025		2024
		Weighted		Weighted
	Number of	Average	Number of	Average
	Underlying	Exercise Price	Underlying	Exercise Price
Common Stock Warrants	Shares	Per Share	Shares	Share
Outstanding at beginning of year	10,819,742	$1.14	11,308,314	$1.09
Expired during the year	(3,392,155)	1.61	(488,572)	0.0001
Outstanding at end of year	7,427,587	$0.93	10,819,742	$1.14

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Warrants outstanding as of December 31, 2025 are as follows:

	Number of	Exercise	Expiration
Common Stock Warrants	Warrants	Price	Date
June 2023 Warrants	1,427,587	$1.90	December 26, 2028
November 2023 Series A Warrants	6,000,000	$0.70	November 6, 2028
	7,427,587

All outstanding warrants are recorded in equity at December 31, 2025 and 2024 following the guidance established by ASC 815-40 “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The Company’s warrants allow for the potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock. Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these warrants.

15.	Interest and Other Income (Expense), Net

For the years ended December 31, 2025 and 2024, the Company recognized approximately $95,000 and $75,000 respectively of interest and other income primarily related to interest income from cash deposits.

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

Claims Related to Shutdown or Reduction of Operations

Ten former employees of some of the Company’s Mexican subsidiaries filed labor claims in 2024 against the subsidiary companies claiming the companies had not compensated them properly for their termination. As at December 31, 2024, a severance accrual was estimated and recorded in connection with these lawsuits for $230,000. All such claims were settled during 2025 as part of the sale of certain of our Mexican subsidiaries. As at December 31, 2025, there was no severance accrual recorded in our consolidated financial statements.

One supplier of some of the Mexican subsidiaries filed a lawsuit in 2024 against the subsidiary companies for non-payment for services rendered. In total, the supplier is seeking approximately $55,000 and this amount was recorded in accounts payable as of December 31, 2024. As with labor claims, all liabilities related to suppliers was settled as part of the sale of certain of our Mexican subsidiaries in 2025.

In 2025, we received three labor claims against our Argentina subsidiary from former employees seeking compensation. As of December 31, 2025, we have accrued $250,000 for these matters, representing our best estimate of a probable loss. We intend to vigorously defend these claims.

As a result of the Company’s reduced or ceased operations in the US, Mexico, and Argentina, the Company has been and may in the future be exposed to claims from former employees, labor unions, suppliers, consultants or contractors and tax and environmental claims, which may individually or in the aggregate be material.

Mexican Mining Concession

In July 2025, the Company was notified by the Mexican Mining Registry of an outstanding balance of approximately $403,000 in fees, penalties, and late fees related to the Rucio mining concession, originally requested by Minera de Cordilleras, a subsidiary that was sold earlier in 2025. Under the terms of the sale the Company would be responsible for this claim.

Based on the Mining Registry files, the Rucio concession was originally requested in 2011 by a former manager of Minera de Cordilleras. The concession was not issued until 2018, and the Company was never notified of its issuance or of any associated payment obligations.

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

As of December 31, 2025, no provision has been recorded, as management believes that the outcome of this matter is uncertain and that any potential loss cannot be reasonably estimated.

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

Accounting and Financial Reporting Services

The Company has outsourced certain aspects of its accounting functions to Avisar Everyday Solutions Ltd. (“Avisar”). The Chief Financial Officer of the Company, effective June 1, 2025, is a director, an officer, and a principal shareholder of Avisar. During the period from June 1, 2025 to December 31, 2025, the Company incurred $84,711 for consulting services provided by Avisar. This amount includes payment for CFO services and the Company does not incur any cash cost to the CFO directly. As of December 31, 2025, the amount owing to Avisar was $13,237.

Directors Compensation

As of December 31, 2025, amounts owned to directors for their fees and expense reimbursements total $211,367 and are included in accounts payable and other accrued liabilities on the Consolidated Balance Sheet (As of December 31, 2024 - $209,408). Additional details regarding individual director compensation are included in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

19.	Subsequent Events

Equity Compensation Grant

On February 26, 2026, the Company granted 200,000 RSUs to the Company’s CFO under the equity incentive plan. The RSUs vest in two equal installments, with 50% vesting on the first anniversary of the grant date and the remaining 50% vesting on the second anniversary of the grant date, subject to continued service with the Company.