Form 10-Q
period 2026-03-31
Golden Minerals Co
filed 2026-05-15
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026.

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

At May 15, 2026, 15,153,048 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	March 31,	December 31,
	2026	2025
	(in thousands, except share data)
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$929	$1,339
Restricted cash	—	495
Prepaid expenses and other assets (Note 5)	55	107
Total current assets	984	1,941
Property, plant and equipment, net (Note 6)	22	22
Investments	265	265
Total assets	$1,271	$2,228

Liabilities and equity
Current liabilities
Accounts payable and other accrued liabilities (Note 7)	$936	$1,364
Total current liabilities	936	1,364
Total liabilities	936	1,364

Commitments and contingencies (Note 11)

Equity (Note 10)
Common stock, $.01 par value, 100,000,000 shares authorized; 15,053,048 and 15,053,048 shares issued and outstanding, respectively	150	150
Additional paid-in capital	552,922	552,849
Accumulated deficit	(552,737)	(552,135)
Shareholders’ equity	335	864
Total liabilities and equity	$1,271	$2,228

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share data)
Costs and expenses:
Exploration expense	$(59)	$(71)
Administrative expense	(489)	(715)
Stock-based compensation	(73)	(74)
Total costs and expenses	(621)	(860)
Loss from operations	(621)	(860)
Other income:
Interest and other income, net	5	26
Total other income	5	26
Loss from operations before income taxes and discontinued operations	(616)	(834)
Income taxes (Note 9)	—	—
Loss from continuing operations	(616)	(834)
Income (loss) from discontinued operations, net of taxes (Note 3)	14	(405)
Net loss	$(602)	$(1,239)

Net loss per common share - basic
Continuing operations	$(0.04)	$(0.05)
Discontinued operations	0.00	(0.03)
Net loss per common share - basic	$(0.04)	$(0.08)

Weighted-average shares outstanding - basic (1)	15,053,048	15,052,382

(1)	Potentially dilutive shares have not been included for loss periods because to do so would be anti-dilutive. Potentially dilutive shares at March 31, 2026, consist of 2,670,079 equivalent shares related to stock compensation and 7,427,587 equivalent shares related to outstanding warrants. Potentially dilutive shares at March 31, 2025, consist of 1,070,079 equivalent shares related to stock compensation and 10,481,587 equivalent shares related to outstanding warrants. See Note 10 for a discussion of stock-based compensation and warrants.

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash flows provided by (used in) operating activities:
Net loss	$(602)	$(1,239)
(Income) loss from discontinued operations	(14)	405
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	73	74
Changes in operating assets and liabilities:
Value added tax receivable, net	—	(25)
Prepaid expenses and other assets	52	256
Right-of-use assets	—	9
Accounts payable and other accrued liabilities	(428)	266
Other current liabilities	—	(34)
Net cash provided by (used in) operating activities - continuing operations	(919)	(288)
Net cash provided by operating activities - discontinued operations	14	642
Net cash provided by (used in) operating activities	(905)	354
Cash flows provided by (used in) investing activities:
Net cash provided by (used in) investing activities - continuing operations	—	—
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	—	—
Cash flows provided by (used in) financing activities:
Net cash provided by (used in) financing activities - continuing operations	—	—
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	—	—
Net decrease in cash, cash equivalents, and restricted cash	(905)	354
Cash, cash equivalents, and restricted cash, beginning of period	1,834	3,175
Cash, cash equivalents, and restricted cash, end of period	$929	$3,529
Reconciliation of cash, cash equivalents, and restricted cash to the balance sheet:
Cash and cash equivalents, end of period	929	3,529
Restricted cash, end of period	—	—
Total cash, cash equivalents, and restricted cash, end of period	929	3,529
Cash and cash equivalents, beginning of period	1,339	3,175
Restricted cash, beginning of period	495	—
Total cash, cash equivalents, and restricted cash, beginning of period	1,834	3,175

Supplemental disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Expressed in United States dollars)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
	(in thousands except share data)
Balance, December 31, 2024	15,053,048	$150	$552,536	$(554,788)	$(2,102)
Stock compensation accrued (Note 10)	—	—	74	—	74
Net loss	—	—	—	(1,239)	(1,239)
Balance, March 31, 2025	15,053,048	$150	$552,610	$(556,027)	$(3,267)
Balance, December 31, 2025	15,053,048	$150	$552,849	$(552,135)	$864
Stock compensation accrued (Note 10)	—	—	73	—	73
Net loss	—	—	—	(602)	(602)
Balance, March 31, 2026	15,053,048	$150	$552,922	$(552,737)	$335

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

(Unaudited)

1.	Basis of Preparation of Financial Statements and Nature of Operations

Golden Minerals Company (the “Company” “we” “our” or “us”), a Delaware corporation, has prepared these unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements do not include all disclosures required by GAAP for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation. Certain prior period amounts may have been reclassified to conform to current classifications. Interim results are not necessarily indicative of results for a full year; accordingly, these interim condensed consolidated financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 1, 2026 (the “2025 Annual Report”).

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

Operating Segments and Related Disclosures

We manage our company as one reportable operating segment, exploration activities. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s Chief Executive Officer. Financial information and annual exploration plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the exploration activities segment and decides how to better allocate resources based on consolidated net income or loss that is reported on the interim Condensed Consolidated Statements of Operations. The Company’s objective in making resource allocation decisions is to optimize the consolidated financial results. The accounting policies of our exploration activities segment are the same as those described in the summary of significant accounting policies. Refer to Note 3 to the financial statements included in the Company’s 2025 Annual Report for a description of our Significant Accounting Policies.

2.	Liquidity, Capital Resources and Going Concern

As at March 31, 2026, we did not have sufficient resources to meet our expected cash needs for a period of twelve months beyond the filing date of this 2026 Quarterly Report on Form 10-Q. At March 31, 2026, we had current assets of approximately $1.0 million, including cash and cash equivalents of approximately $0.9 million. On the same date, we had accounts payable and other current liabilities of approximately $0.9 million.

The Company’s only near-term opportunity to generate cash flow to meet its expected cash requirements is from the sale of assets, equity or other external financing. The Company is evaluating and pursuing alternatives, including the potential sale of the Company, seeking buyers or partners for the Company’s other assets or obtaining equity or other external financing. Subsequent to March 31, 2026, the Company completed the sale of all issued and outstanding shares of Minera William, S.A. de C.V. to Streamline Metals Capital Ltd. (the “Investor”) for total consideration of $1.2 million. Concurrently, the Company entered into a private placement agreement with the Investor to issue 3,740,000 shares of common stock at $0.2290 per share for aggregate gross proceeds of approximately $856,000, subject to Toronto Stock Exchange approval and expected to close on or around May 20, 2026 (see Note 13). The proceeds from these transactions have not been reflected in these financial statements.

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

Subsequent to March 31, 2026, the Company completed the sale of Minera William, S.A. de C.V. for $1.2 million and entered into a private placement expected to generate approximately $856,000 in gross proceeds upon closing, for combined proceeds of approximately $2.1 million (see Note 13). Based on current forecasts and taking into account these proceeds, the Company expects its cash resources to fund operations into early 2027. Notwithstanding the improved near-term liquidity resulting from these transactions, the Company has no revenue-generating operations and will require additional financing or asset monetization to sustain operations beyond the current forecast horizon. These conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Assets Held for Sale and Discontinued Operations

The following tables present the results and financial position of the Company’s discontinued operations for the periods presented. The Company’s Mexico and Argentina operations were substantially concluded during 2024 and 2025, including the Velardeña Properties, Silex Argentina (El Quevar), Yoquivo Project, and related Mexican subsidiaries. For information regarding the individual transactions, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and prior quarterly reports filed with the SEC.

The following table summarizes the major line items for our Mexico operations, both during the current and the comparative periods, that are included in Income (loss) from discontinued operations, net of taxes in the interim Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Revenue
Costs and expenses:
Exploration and project expenses	(48)	(198)
Reclamation expense	—	(61)
Other operating income (expense), net	62	(146)
Total income and expenses	14	(405)
Income (loss) from discontinued operations before income taxes	14	(405)
Income (loss) from discontinued operations, net of taxes	$14	$(405)

4.	New and Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain costs and expenses. As clarified by ASU 2025-01, ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The ASU is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the ASU on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient allowing entities to assume that current conditions will not change when estimating expected credit losses on certain current assets. The ASU became effective for annual periods beginning after December 15, 2025. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

5.	Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Prepaid insurance	$6	$58
Recoupable deposits and other	49	49
	$55	$107

6.	Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2026	2025
	(in thousands)
Mining equipment and machinery	$158	$158
Other furniture and equipment	350	350
	508	508
Less: Accumulated depreciation	(486)	(486)
	$22	$22

Depreciation expense was $nil for the three months ended March 31, 2026 and 2025.

7.	Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Accounts payable and accruals (Note 12)	$623	$1,058
Accrued employee compensation and benefits	313	306
	$936	$1,364

8.	Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At March 31, 2026
Assets:
Cash and cash equivalents	$929	$—	$—	$929
	$929	$—	$—	$929

At December 31, 2025
Assets:
Cash and cash equivalents	$1,339	$—	$—	$1,339
	$1,339	$—	$—	$1,339

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

At March 31, 2026 and December 31, 2025, the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

9.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”), on a tax jurisdictional basis. In accordance with ASC 740, the interim provision for taxes was calculated by using the estimated annual effective tax rate applied to the year-to-date income or losses on a jurisdictional basis. Although the Company has generated ordinary losses on a year-to-date basis, the Company may have taxable income by year end in certain tax jurisdictions, for which an annual effective tax rate has been calculated. For the three months ended March 31, 2026 and 2025, the Company recorded zero income tax expense.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its interim Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, the Company had no deferred tax assets and no deferred tax liability on the interim Condensed Consolidated Balance Sheets due to a valuation allowance offsetting the net deferred tax assets of the Company.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority. Such positions are deemed to be “unrecognized tax benefits,” which require additional disclosure and recognition of a liability within the financial statements. The Company had no unrecognized tax benefits at March 31, 2026 and December 31, 2025.

10.	Equity

Restricted Stock Grants

The following table summarizes the status and activity of the Company’s restricted stock grants at March 31, 2026 and 2025, and the changes during the three months then ended:

	Three Months Ended March 31,
	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Grants	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	—	$—	666	$6.00
Granted during the period	—	—	—	—
Outstanding at end of period	—	$—	666	$6.00

Restricted Stock Units

The following table summarizes the status and activity of the Company’s restricted stock units at March 31, 2026 and 2025, and the changes during the three months then ended:

	Three Months Ended March 31,
	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Units	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	2,470,079	$1.12	1,070,079	$2.36
Granted during the period	200,000	0.30	—	—
Outstanding at end of period	2,670,079	$1.06	1,070,079	$2.36

On February 26, 2026, the Company granted 200,000 RSUs to the Company’s CFO under the equity incentive plan. The RSUs vest in two equal installments, with 50% vesting on the first anniversary of the grant date and the remaining 50% vesting on the second anniversary of the grant date, subject to continued service with the Company.

Stock-Based Compensation

Stock-based compensation expense for the periods presented is as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)

Restricted stock units	73	73
Restricted stock grants	—	1
	$73	$74

Common Stock Warrants

The following table summarizes the activity of the Company’s common stock warrants for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026		2025
		Weighted		Weighted
	Number of	Average	Number of	Average
	Underlying	Exercise Price	Underlying	Exercise Price
Common Stock Warrants	Shares	Per Share	Shares	Share
Outstanding at beginning of period	7,427,587	$0.93	10,819,742	$1.14
Expired during the period	—	—	(338,155)	8.75
Outstanding at end of period	7,427,587	$0.93	10,481,587	$0.90

The common stock warrants relate to prior registered offerings and private placements of the Company’s stock.

Common stock warrants outstanding as of March 31, 2026 are as follows:

	Number of	Exercise
Common Stock Warrants	Warrants	Price	Expiration Date
June 2023 Warrants	1,427,587	$1.90	December 26, 2028
November 2023 Series A Warrants	6,000,000	$0.70	November 6, 2028
	7,427,587

All outstanding common stock warrants are recorded in equity at March 31, 2026 and December 31, 2025, following the guidance established by ASC Topic 815-40. The Company’s common stock warrants allow for potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock. Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these common stock warrants.

11.	Commitments and Contingencies

Previously disclosed claims related to the Company’s former operations in Mexico and prior employee and supplier claims have been fully resolved. For information regarding those claims and the Unifin Lawsuit, where the Company does not believe that any future liability would arise, see Item 3, Legal Proceedings, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Mexican Mining Concession

In July 2025, the Company was notified by the Mexican Mining Registry of an outstanding balance of approximately $403,000 in fees, penalties, and late fees related to the Rucio mining concession, originally requested by Minera de Cordilleras, a subsidiary sold earlier in 2025. Under the terms of that sale, the Company would be responsible for this claim. The Rucio concession was originally requested in 2011 by a former manager of Minera de Cordilleras, was not issued until 2018, and the Company was never notified of its issuance or any associated payment obligations. The Company elected not to make payment pending further investigation, and the concession has since been cancelled by the Mining Registry. No enforcement action has been filed. The Company has initiated a concession annulment action to challenge the validity of the claim. As of March 31, 2026, no provision has been recorded as management believes that the outcome of this matter is uncertain.

Argentina Labor Claims

During 2025, the Company received three labor claims against its Argentina subsidiary from former employees seeking compensation. One of the labor claims has placed a lien on the Company’s Desierto concessions. As of March 31, 2026, the Company has accrued $250,000 for these matters, representing management’s best estimate of a probable loss. The Company intends to vigorously defend these claims.

As a result of the Company’s reduced or ceased operations in Argentina, the Company has been and may in the future be exposed to claims from former employees, labor unions, suppliers, consultants or contractors and tax and environmental claims, which may individually or in the aggregate be material.

12.	Related Party Transactions

Accounting and Financial Reporting Services

The Company has outsourced certain aspects of its accounting functions to Avisar Everyday Solutions Ltd. (“Avisar”). The Chief Financial Officer of the Company is a director, an officer, and a principal shareholder of Avisar. During the three months ended March 31, 2026, the Company incurred $32,293 for consulting services provided by Avisar (2025 - $nil). This amount includes payment for CFO and other accounting services; the Company does not incur any additional cash cost to the CFO directly. As of March 31, 2026, the amount owing to Avisar was $11,349.

Directors Compensation

As of March 31, 2026, amounts owing to directors for their fees and expense reimbursements from previous years total $211,367 and are included in accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheet (December 31, 2025: $211,367). No additional director fees were accrued during the three months ended March 31, 2026.

13. Subsequent Events

RSU Settlement

On April 9, 2026, the Company issued 100,000 shares of common stock in connection with the settlement of restricted stock units that had vested in 2025.

Private Placement and Sale of Minera Williams, S.A. de C.V.

In connection with the sale of Minera William, S.A. de C.V. described below, the Company entered into a private placement agreement with Streamline Metals Capital Ltd. (the “Investor”), pursuant to which the Company agreed to issue 3,740,000 shares of common stock at a purchase price of $0.2290 per share for aggregate gross proceeds of approximately $856,000.

On May 14, 2026, the Company completed the sale of all of the issued and outstanding shares of Minera William, S.A. de C.V. (“Minera William”) to the Investor for total consideration of $1.2 million. The assets of Minera William include net operating losses, a Capital Contribution Account (CUCA), the Par de Tres 2 mining concession, and the San Diego royalty.

The private placement remains subject to approval of the Toronto Stock Exchange and is expected to close on or around May 20, 2026.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law. We are an exploration company holding or controlling majority interests in the Desierto and Sarita Este concessions, adjoining gold-silver-copper exploration projects located in northwest Salta Province, Argentina. We have also earned a 60% interest in Sand Canyon, an exploration-stage, gold-silver project in northwestern Nevada. We are primarily focused on advancing exploration activities at the Sarita Este/Desierto project and continue to review additional exploration opportunities, primarily in South America.

During 2024 and 2025, the Company substantially divested its operations in Mexico and Argentina, including the Velardeñá Properties, the El Quevar silver project, the Yoquivo exploration property, and several Mexican subsidiaries. On May 14, 2026, the Company completed the sale of its remaining Mexican subsidiary, Minera William, S.A. de C.V., for total proceeds of $1.2 million. The assets of Minera William include net operating losses, a Capital Contribution Account (“CUCA”), the Par de Tres 2 mining concession, and the San Diego royalty. The Company has now substantially concluded its business in Mexico and is focused on its exploration properties in Argentina and Nevada.

Because we have divested our mining operations, our near-term liquidity is principally dependent on proceeds from asset sales and equity financing. Subsequent to March 31, 2026, the Company completed the sale of Minera William and entered into a private placement financing arrangement, as further described in Note 13 to the condensed consolidated financial statements. See “Item 1. Financial Statements—Note 2. Liquidity, Capital Resources and Going Concern.”

2026 Highlights

During the three months ended March 31, 2026, the Company had no new exploration activity or transactions of significance. The Company continued to focus on preserving cash resources while managing its exploration portfolio and evaluating strategic alternatives.

Sarita Este / Desierto Project

The Desierto project is located in the Puna geological region of Salta Province, Argentina. The Company controls 67% of the Desierto Project and continued discussions with Cascadero Copper Corporation regarding joint venture arrangements during Q1 2026. Following completion of the joint venture agreement, the Company anticipates initiating a Phase I drill program designed to test extensions of gold mineralization from the adjacent Sarita Este property. The timing of any drilling program depends on completing joint venture agreements and securing sufficient funding.

Sand Canyon Project

In January 2025, the Company exercised its option to earn a 60% interest in the Sand Canyon project in Humboldt County, Nevada. The parties are finalizing joint venture documentation. During Q1 2026, no drilling was planned; the Company continued to review historical exploration data to inform future exploration plans.

Financial Results of Operations

For the results of operations discussed below, we compare the results of operations for the three months ended March 31, 2026, to the results of operations for the three months ended March 31, 2025.

Exploration expense. Our exploration expense, including property holding costs and allocated administrative expenses, totaled $0.06 million and $0.07 million for the three months ended March 31, 2026 and 2025, respectively, essentially unchanged.

Administrative expense. Administrative expenses totaled $0.5 million for the three months ended March 31, 2026, compared to $0.7 million for the three months ended March 31, 2025. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of our exploration portfolio. The lower administrative expense we incurred during 2026 is primarily related to our continued cost reduction efforts.

Stock-based compensation. During the three months ended March 31, 2026 and 2025, we incurred $0.07 million of stock-based compensation expense. Stock-based compensation varies from period to period depending on the number and timing of equity instruments granted, the type of grant, the market value of the shares on the date of grant and other variables.

Interest and other income, net. We recorded a nominal amount of interest and other income, net for the three months ended March 31, 2026 and 2025.

Income Taxes. We recorded zero income tax expense for the three months ended March 31, 2026 and 2025.

Income/Loss from discontinued operations, net of taxes. In 2025, certain businesses were classified as assets held for sale and discontinued operations, including the Rodeo and Velardeña Properties in Mexico. Income (loss) from discontinued operations, net of taxes was income of $14,000 for the three months ended March 31, 2026, compared to a loss of $0.4 million for the three months ended March 31, 2025. The income in the current period reflects $62,000 of net operating income, primarily consisting of (i) a $35,000 refund of mining concession payments related to the Rodeo property and (ii) a $26,000 refund of municipal charges related to the Velardeña property, partially offset by $48,000 of holding costs. The prior year period primarily reflects subsidiary holding and project wind-down costs associated with discontinued operations.

Liquidity, Capital Resources and Going Concern

2026 Liquidity Forecast and Going Concern Qualification

As at March 31, 2026, we did not have sufficient resources to meet our expected cash needs for a period of twelve months beyond the filing date of this 2026 Quarterly Report on Form 10-Q. At March 31, 2026, we had current assets of approximately $1.0 million, including cash and cash equivalents of approximately $0.9 million. On the same date, we had accounts payable and other current liabilities of approximately $0.9 million.

The Company’s only near-term opportunity to generate cash flow to meet its expected cash requirements is from the sale of assets, equity or other external financing. The Company has been evaluating and pursuing strategic alternatives to address its liquidity requirements. Subsequent to March 31, 2026, the Company completed the sale of Minera William, S.A. de C.V. for total proceeds of $1.2 million and entered into a private placement to issue 3,740,000 shares of common stock at $0.2290 per share for expected gross proceeds of approximately $856,000, subject to Toronto Stock Exchange approval and expected to close on or around May 20, 2026. Based on current forecasts and taking into account the proceeds from these transactions, the Company expects its cash resources to fund operations into early 2027. Notwithstanding this improved near-term liquidity, the Company has no revenue-generating operations and will require additional financing or asset monetization to sustain operations beyond the current forecast horizon. These conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern.

2026 Liquidity Discussion

At March 31, 2026, our aggregate cash and cash equivalents totaled $0.9 million, compared to $1.3 million at December 31, 2025 (plus restricted cash of $0.5 million). Combined, cash, cash equivalents, and restricted cash decreased by $0.9 million during the three months ended March 31, 2026, reflecting the following:

●	$0.5 million disbursement of restricted cash to settle obligations of the subsidiaries disposed of during the latter part of 2025;

●	$14,000 of income from discontinued operations as described above;

●	$0.5 million in general and administrative expenses; and

●	$0.06 million in exploration expenditures.

Subsequent to March 31, 2026, the Company completed the sale of Minera William for total proceeds of $1.2 million and entered into a private placement expected to generate approximately $856,000 in additional gross proceeds upon closing, subject to Toronto Stock Exchange approval and expected to close on or around May 20, 2026 (see Note 13 to the condensed consolidated financial statements for additional information). Based on current forecasts, the Company expects these proceeds to fund operations into early 2027; however, the Company has no revenue-generating operations and will require additional financing to sustain operations beyond that horizon. These conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern (see Note 2).

Recent Accounting Pronouncements

Please refer to the description of the recent accounting pronouncements in Item 1, Financial statements, above.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain forward-looking statements and forward-looking information (collectively, “forward-looking statements”) within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward- looking statements. These statements include comments relating to (i) our anticipated near-term capital needs and potential sources of capital; (ii) our plans regarding exploration activities at the Desierto project and the completion of the related joint venture documents and formation of the joint venture with Cascadero Copper Corporation; (iii) plans regarding our Sand Canyon exploration property in Nevada; (iv) projected spending during 2026; and (v) statements concerning our financial condition, business strategies, business and legal risks, and our financial outlook for 2026, including anticipated expenditures and cash inflows during the year. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this Form 10-Q, including:

●	The Company’s expected near-term cash needs, including the need to raise additional cash in the near-term and whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all;

●	Whether the agreements with Streamline successfully close.

●	Higher than anticipated exploration, maintenance, general and administrative costs;

●	Plans regarding further advancement of the Sarita Este/Desierto project, including completion of the Desierto joint venture documents with Cascadero Copper Corporation;

●	Plans regarding further advancement of the Sand Canyon project, including completion of the joint venture documents with Golden Gryphon Explorations, Inc.;

●	Decreases in silver and gold prices;

●	Unfavorable results of pending employment litigation;

●	Risks related to our exploration properties, including unfavorable results from exploration and whether we will be able to advance our exploration properties;

●	Variations in the nature, quality and quantity of any mineral deposits that are or may be located at our exploration properties, changes in interpretations of geological information, and unfavorable results of drilling, metallurgical and other tests;

●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, high or unanticipated costs and other unexpected events;

●	Our ability to retain key management and exploration personnel necessary to successfully operate and grow our business;

●	Economic and political events negatively affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;

●	Political and economic instability in Argentina and other countries in which we conduct our business, and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;

●	Adverse technological changes and cybersecurity threats;

●	Volatility in the market price of our common stock; and

●	The factors discussed under “Risk Factors” in our 2025 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first three months of 2026, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

Foreign Currency Exchange Risk

Although most of our expenditures are in U.S. dollars, certain purchases of labor, services, supplies and capital assets are denominated in other currencies, primarily in Argentina. As a result, currency exchange fluctuations may impact the costs of our exploration and mining activities. To reduce this risk, we maintain minimum cash balances in foreign currencies and complete most of our purchases in U.S. dollars.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Previously disclosed claims related to the Company’s former operations in Mexico and prior employee and supplier claims have been fully resolved. For information regarding those claims and the Unifin Lawsuit, where the Company does not believe that any future liability would arise, see Item 3, Legal Proceedings, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Mexican Mining Concession

In July 2025, the Company was notified by the Mexican Mining Registry of an outstanding balance of approximately $403,000 in fees, penalties, and late fees related to the Rucio mining concession. The concession has since been cancelled by the Mining Registry and no enforcement action has been filed. The Company has initiated a concession annulment action. See Note 11 to the Condensed Consolidated Financial Statements.

Argentina Labor Claims

During 2025, the Company received three labor claims against its Argentina subsidiary. As of March 31, 2026, the Company has accrued $250,000 for these matters. The Company intends to vigorously defend these claims. See Note 11 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

The risk factors for the three months ended March 31, 2026, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

GOLDEN MINERALS COMPANY

Date: May 15, 2026	By:	/s/ Pablo Castaños
Pablo Castaños
President and Chief Executive Officer

Date: May 15, 2026	By:	/s/ Anil Jiwani
Anil Jiwani
Chief Financial Officer