Form 10-Q
period 2026-06-30
Golden Minerals Co
filed 2026-07-28
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026.

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

At July 28, 2026, 18,893,048 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	June 30,	December 31,
	2026	2025
	(in thousands, except share data)
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$2,454	$1,339
Restricted cash	—	495
Prepaid expenses and other assets (Note 5)	177	107
Total current assets	2,631	1,941
Property, plant and equipment, net (Note 6)	22	22
Investments	265	265
Total assets	$2,918	$2,228

Liabilities and equity
Current liabilities
Accounts payable and other accrued liabilities (Note 5 & 7)	$1,026	$1,364
Total current liabilities	1,026	1,364
Total liabilities	1,026	1,364

Commitments and contingencies (Note 11)

Equity (Note 10)
Common stock, $.01 par value, 100,000,000 shares authorized; 18,893,048 and 15,053,048 shares issued and outstanding, respectively	188	150
Additional paid-in capital	553,759	552,849
Accumulated deficit	(552,055)	(552,135)
Shareholders’ equity	1,892	864
Total liabilities and equity	$2,918	$2,228

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Costs and expenses:
Exploration expense	$(27)	$(81)	$(86)	$(152)
Administrative expense	(345)	(748)	(834)	(1,463)
Stock-based compensation	(72)	(99)	(145)	(173)
Other operating income (expense), net	—	(5)	—	(5)
Total costs and expenses	(444)	(933)	(1,065)	(1,793)
Loss from operations	(444)	(933)	(1,065)	(1,793)
Other income (expense):
Interest and other income (expense), net	6	52	11	78
Gain (loss) on foreign currency transactions	(8)	(42)	(8)	(42)
Total other income (expense)	(2)	10	3	36
Loss from operations before income taxes and discontinued operations	(446)	(923)	(1,062)	(1,757)
Income taxes (Note 9)	—	—	—	—
Loss from continuing operations	(446)	(923)	(1,062)	(1,757)
Income (loss) from discontinued operations, net of taxes (Note 3)	1,128	83	1,142	(319)
Net income (loss)	$682	$(840)	$80	$(2,076)

Net income (loss) per common share - basic
Continuing operations	$(0.03)	$(0.06)	$(0.07)	$(0.12)
Discontinued operations	0.07	0.00	0.07	(0.02)
Net income (loss) per common share - basic	$0.04	$(0.06)	$0.00	$(0.14)

Weighted-average shares outstanding - basic ⁽¹⁾	16,788,213	15,053,048	15,925,424	15,052,713

(1)	Potentially dilutive shares have not been included for loss periods because to do so would be anti-dilutive. Potentially dilutive shares at June 30, 2026, consist of 2,670,079 equivalent shares related to restricted stock units and 7,427,587 equivalent shares related to outstanding warrants. Potentially dilutive shares at June 30, 2025, consist of 2,470,079 equivalent shares related to stock-based awards and 7,481,587 equivalent shares related to outstanding warrants. See Note 10 for a discussion of stock-based compensation and warrants.

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$80	$(2,076)
(Income) loss from discontinued operations	(1,142)	319
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	145	173
Gain on sale of assets	—	(600)
Changes in operating assets and liabilities:
Value added tax receivable, net	—	314
Prepaid expenses and other assets	(70)	148
Right-of-use assets	—	9
Accounts payable and other accrued liabilities	(436)	(468)
Other current liabilities	—	(42)
Net cash provided by (used in) operating activities - continuing operations	(1,423)	(2,223)
Net cash provided by operating activities - discontinued operations	(5)	(199)
Net cash provided by (used in) operating activities	(1,428)	(2,422)

Cash flows provided by (used in) investing activities:
Net cash provided by (used in) investing activities - continuing operations	—	—
Net cash provided by (used in) investing activities - discontinued operations	1,200	1,748
Net cash provided by (used in) investing activities	1,200	1,748

Cash flows provided by (used in) financing activities:
Net cash provided by (used in) financing activities - continuing operations	848	—
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	848	—

Net increase (decrease) in cash, cash equivalents, and restricted cash	620	(674)
Cash, cash equivalents, and restricted cash, beginning of period	1,834	3,175
Cash, cash equivalents, and restricted cash, end of period	$2,454	$2,501

Reconciliation of cash, cash equivalents, and restricted cash to the balance sheet:
Cash and cash equivalents, end of period	2,454	2,501
Restricted cash, end of period	—	—
Total cash, cash equivalents, and restricted cash, end of period	2,454	2,501
Cash and cash equivalents, beginning of period	1,339	3,175
Restricted cash, beginning of period	495	—
Total cash, cash equivalents, and restricted cash, beginning of period	1,834	3,175

Supplemental disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$3	$—
Insurance premiums financed (non-cash)	$152	$—

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Expressed in United States dollars)

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
	(in thousands except share data)
Balance, December 31, 2024	15,053,048	$150	$552,536	$(554,788)	$(2,102)
Stock-based compensation	—	—	74	—	74
Net loss	—	—	—	(1,239)	(1,239)
Balance, March 31, 2025	15,053,048	$150	$552,610	$(556,027)	$(3,267)
Stock-based compensation	—	—	99	—	99
Net loss	—	—	—	(840)	(840)
Balance, June 30, 2025	15,053,048	$150	$552,709	$(556,867)	$(4,008)

Balance, December 31, 2025	15,053,048	$150	$552,849	$(552,135)	$864
Stock-based compensation	—	—	73	—	73
Net loss	—	—	—	(602)	(602)
Balance, March 31, 2026	15,053,048	$150	$552,922	$(552,737)	$335
Stock-based compensation	—	—	72	—	72
Shares issued on RSU settlement	100,000	1	(1)	—	—
Shares issued in private placement, net of issuance costs	3,740,000	37	766	—	803
Net income	—	—	—	682	682
Balance, June 30, 2026	18,893,048	$188	$553,759	$(552,055)	$1,892

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

2. Liquidity, Capital Resources and Going Concern

As at June 30, 2026, we did not have sufficient resources to meet our expected cash needs for a period of twelve months beyond the filing date of this 2026 Quarterly Report on Form 10-Q. At June 30, 2026, we had current assets of approximately $2.6 million, including cash and cash equivalents of approximately $2.5 million. On the same date, we had accounts payable and other current liabilities of approximately $1.0 million.

The Company’s only near-term opportunity to generate cash flow to meet its expected cash requirements is from asset sales, equity, or other external financing. The Company is evaluating and pursuing alternatives, including the potential sale of the Company, seeking buyers or partners for the Company’s other assets or obtaining equity or other external financing. During the six months ended June 30, 2026, the Company (a) completed the sale of all issued and outstanding shares of Minera William, S.A. de C.V. to Streamline Metals Capital Ltd. (“Streamline”) and Horizon Silver Resources Ltd. (“Horizon”) for aggregate cash consideration of $1.2 million, and (b) completed a private placement of 3,740,000 shares of common stock to Streamline for aggregate gross proceeds of approximately $856,463 (see Notes 3 and 10). These transactions improved the Company’s cash position.

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

Based on the Company’s cash-flow needs and taking into account the proceeds of the sale of Minera William and the May 2026 private placement, the Company expects its cash resources to fund operations into early to mid-2027. Notwithstanding the improved near-term liquidity resulting from these transactions, the Company has no revenue-generating operations and will require additional financing or asset monetization to sustain operations beyond the current forecast horizon. These conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On May 14, 2026, the Company, through its subsidiaries ECU Silver Mining Inc. and Golden Minerals Services Corp., completed the sale of all of the issued and outstanding shares of Minera William, S.A. de C.V. (“Minera William”) to Streamline and Horizon for aggregate cash consideration of $1.2 million. Minera William represented the residual component of the Company’s Mexican operations, which were classified as discontinued operations. The Company recognized a gain on disposal of approximately $1.1 million.

The following table summarizes the major line items for our Mexico operations, both during the current and the comparative periods, that are included in Income (loss) from discontinued operations, net of taxes in the interim Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)
Exploration	(46)	(608)	(94)	(806)
Reclamation expense	—	(62)	—	(123)
Other operating income	28	153	90	10
Gain on sale of assets held for sale	1,146	600	1,146	600
Income (loss) from discontinued operations before income taxes	1,128	83	1,142	(319)
Income taxes	—	—	—	—
Income (loss) from discontinued operations, net of taxes	$1,128	$83	$1,142	$(319)

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

5. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Prepaid insurance	$128	$58
Recoupable deposits and other	49	49
	$177	$107

During the six months ended June 30, 2026, the Company financed its annual insurance premiums through a commercial premium finance arrangement. As of June 30, 2026, prepaid insurance and a related insurance financing liability of approximately $124,000 and $106,000, respectively, are included in prepaid expenses and other assets and in accounts payable and other accrued liabilities.

6. Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	June 30,	December 31,
	2026	2025
	(in thousands)
Mining equipment and machinery	$158	$158
Other furniture and equipment	350	350
	508	508
Less: Accumulated depreciation	(486)	(486)
	$22	$22

Depreciation expense was $nil for the three and six months ended June 30, 2026 and 2025.

7. Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Accounts payable and accruals (Note 12)	$713	$1,058
Accrued employee compensation and benefits	313	306
	$1,026	$1,364

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

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At June 30, 2026
Assets:
Cash and cash equivalents	$2,454	$—	$—	$2,454
	$2,454	$—	$—	$2,454

At December 31, 2025
Assets:
Cash and cash equivalents	$1,339	$—	$—	$1,339
	$1,339	$—	$—	$1,339

At June 30, 2026 and December 31, 2025, the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

9. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”), on a tax jurisdictional basis. In accordance with ASC 740, the interim provision for taxes was calculated by using the estimated annual effective tax rate applied to the year-to-date income or losses on a jurisdictional basis. For the three and six months ended June 30, 2026 and 2025, the Company recorded zero income tax expense.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its interim Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, the Company had no deferred tax assets and no deferred tax liability on the interim Condensed Consolidated Balance Sheets due to a valuation allowance offsetting the net deferred tax assets of the Company.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority. Such positions are deemed to be “unrecognized tax benefits,” which require additional disclosure and recognition of a liability within the financial statements. The Company had no unrecognized tax benefits at June 30, 2026 and December 31, 2025.

10. Equity

Private Placement

On May 22, 2026, the Company completed a private placement of 3,740,000 shares of its common stock at a price of $0.2290 per share to Streamline, for aggregate gross proceeds of approximately $856,463. Net proceeds after share-issuance costs of approximately $803,744 (gross proceeds of $856,463 less share-issuance costs of $52,719, pertaining to professional and regulatory fees) were recorded as an increase to common stock of $37,400 and additional paid-in capital of $766,344. Share-issuance costs totaled approximately $52,719, of which $7,609 was paid in cash during the period and the remaining $45,110 was unpaid at June 30, 2026 and included in accounts payable and other accrued liabilities.

Restricted Stock Grants

The following table summarizes the status and activity of the Company’s restricted stock grants at June 30, 2026 and 2025, and the changes during the six months then ended:

	Six Months Ended June 30,
	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Grants	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	—	$—	666	$6.00
Restrictions lifted during the period	—	—	(666)	6.00
Outstanding at end of period	—	$—	—	$—

Restricted Stock Units

The following table summarizes the status and activity of the Company’s total restricted stock units outstanding at June 30, 2026 and 2025, and the changes during the six months then ended:

	Six Months Ended June 30,
	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Units	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	2,470,079	$1.12	1,070,079	$2.36
Granted during the period	200,000	0.30	1,500,000	0.18
Restrictions lifted during the period	—	$—	(100,000)	$0.35
Outstanding at end of period	2,670,079	$1.06	2,470,079	$1.12

On February 26, 2026, the Company granted 200,000 RSUs to the Company’s CFO under the equity incentive plan. The RSUs vest in two equal installments, with 50% vesting on the first anniversary of the grant date and the remaining 50% vesting on the second anniversary of the grant date, subject to continued service with the Company.

As of June 30, 2026, 2,670,079 restricted stock units were outstanding, comprising 600,000 nonvested units and 2,070,079 units that have vested but for which the underlying common shares have not yet been issued. Vested restricted stock units are settled in common shares upon the holder’s separation from service or a change of control and remain outstanding until settled.

As of June 30, 2026, total unrecognized compensation cost related to nonvested restricted stock units was $121,000, which is expected to be recognized over a weighted-average period of 1.1 years.

Stock-Based Compensation

Stock-based compensation expense for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Restricted stock grants	—	2	—	3
Restricted stock units	72	97	145	170
Total stock-based compensation	$72	$99	$145	$173

Common Stock Warrants

The following table summarizes the activity of the Company’s common stock warrants for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026		2025
	Number of Underlying	Weighted Average Exercise Price	Number of Underlying	Weighted Average Exercise Price
Common Stock Warrants	Shares	Per Share	Shares	Share
Outstanding at beginning of period	7,427,587	$0.93	10,819,742	$1.14
Issued during the period	—	—	—	—
Exercised during the period	—	—	—	—
Expired during the period	—	—	(3,338,155)	1.52
Outstanding at end of period	7,427,587	$0.93	7,481,587	$0.98

The common stock warrants relate to prior registered offerings and private placements of the Company’s stock.

Common stock warrants outstanding as of June 30, 2026 are as follows:

	Number of	Exercise
Common Stock Warrants	Warrants	Price	Expiration Date
June 2023 HCW Series A Warrants	1,427,587	$1.90	December 26, 2028
November 2023 HCW Series A Warrants	6,000,000	$0.70	November 6, 2028
	7,427,587

All outstanding common stock warrants are recorded in equity at June 30, 2026 and December 31, 2025, following the guidance established by ASC Topic 815-40. The Company’s common stock warrants allow for potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock. Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these common stock warrants.

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

Mexican Mining Concession

In July 2025, the Company was notified by the Mexican Mining Registry of an outstanding balance of approximately $403,000 in fees, penalties, and late fees related to the Rucio mining concession, originally requested by Minera de Cordilleras, a subsidiary sold earlier in 2025. Under the terms of that sale, the Company would be responsible for this claim. The Rucio concession was originally requested in 2011 by a former manager of Minera de Cordilleras, was not issued until 2018, and the Company was never notified of its issuance or any associated payment obligations. The Company elected not to make payment pending further investigation, and the concession has since been cancelled by the Mining Registry. No enforcement action has been filed. The Company has initiated a concession annulment action to challenge the validity of the claim. As of June 30, 2026, no provision has been recorded as management believes that the outcome of this matter is uncertain.

Argentina Labor Claims

During 2025, the Company received three labor claims against its Argentina subsidiary from former employees seeking compensation. One of the labor claims has placed a lien on the Company’s Desierto concessions. As of June 30, 2026, the Company has accrued $250,000 for these matters, representing management’s best estimate of a probable loss. The Company intends to vigorously defend these claims.

As a result of the Company’s reduced or ceased operations in Argentina, the Company has been and may in the future be exposed to claims from former employees, labor unions, suppliers, consultants or contractors and tax and environmental claims, which may individually or in the aggregate be material.

Guarantee — Sale of Minera William

In connection with the May 2026 sale of Minera William, S.A. de C.V., the Company, as guarantor, guaranteed the obligations of ECU Silver Mining Inc. and Golden Minerals Services Corp. to Streamline and Horizon under the Share Purchase Agreement. The Company’s aggregate liability under the guarantee is limited to the $1,200,000 purchase price (with breaches of non-fundamental representations and warranties capped at $600,000), and the underlying representations, warranties and covenants survive for 24 months from closing, through May 14, 2028. The Company has assessed the guarantee under ASC 460 and ASC 450 and concluded that the fair value of the stand-ready obligation is immaterial and that a loss is not probable; accordingly, no liability has been recognized. The Company reassesses this conclusion at each reporting date.

12. Related Party Transactions

Accounting and Financial Reporting Services

Since June 1, 2025, the Company has outsourced its Chief Financial Officer function, together with certain other accounting functions, to Avisar Everyday Solutions Ltd. (“Avisar”), of which the Company’s Chief Financial Officer is a director, officer and principal shareholder. Amounts incurred for these services, which include the Chief Financial Officer function with no separate payment made to the Chief Financial Officer, were $62,887 for the six months ended June 30, 2026 and $16,109 for the comparable 2025 period (approximately one month, following commencement of the arrangement on June 1, 2025). As of June 30, 2026, $9,864 was owing to Avisar (December 31, 2025: $13,237).

Directors Compensation

As of June 30, 2026, amounts owing to directors for fees and expense reimbursements from prior years total $211,367 and are included in accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheet (December 31, 2025: $211,367). Since December 2024, the directors have continued to serve without cash compensation in order to preserve the Company’s liquidity, and no director fees were accrued during the six months ended June 30, 2026.

Streamline Metals Capital Ltd.

In May 2026, Streamline acquired all of the issued and outstanding shares of Minera William (jointly with Horizon; see Note 3) and separately subscribed for 3,740,000 shares of the Company’s common stock in a private placement (see Notes 3 and 10). As a result of the private placement, Streamline holds approximately 19.8% of the Company’s outstanding common stock, has the right to nominate a director to the Company’s board of directors, and is considered a related party. These transactions are described in the notes referenced above.

13. Subsequent Events

The Company has evaluated subsequent events through the date these unaudited condensed consolidated financial statements were available to be issued and determined that there were no material subsequent events requiring recognition or disclosure in these financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law. We are an exploration company holding or controlling majority interests in the Desierto and Sarita Este concessions, adjoining gold-silver-copper exploration projects located in northwest Salta Province, Argentina, and have earned a 60% interest in Sand Canyon, an exploration-stage gold-silver project in northwestern Nevada. Following the completion of the sale of Minera William in May 2026, the Company has completed its exit from Mexico, and its remaining focus is on advancing exploration at the Sarita Este/Desierto project in Argentina and the Sand Canyon project in Nevada, together with its corporate activities and the review of additional exploration opportunities, primarily in South America.

During 2024 and 2025, the Company substantially divested its operations in Mexico and Argentina, including the Velardeña Properties, the El Quevar silver project, the Yoquivo exploration property, and several Mexican subsidiaries. On May 14, 2026, the Company completed the sale of its remaining Mexican subsidiary, Minera William, S.A. de C.V., for total proceeds of $1.2 million; the assets of Minera William included net operating losses, a Capital Contribution Account (“CUCA”), the Par de Tres 2 mining concession, and the San Diego royalty. Because we have divested our mining operations, our near-term liquidity is principally dependent on proceeds from asset sales and equity financing, as further described under “Item 1. Financial Statements—Note 2. Liquidity, Capital Resources and Going Concern.”

2026 Highlights

During the three and six months ended June 30, 2026, other than the completed sale of Minera William, the Company had no new exploration activity or transactions of significance. The Company continued to focus on preserving cash resources while managing its exploration portfolio and evaluating strategic alternatives.

Sarita Este / Desierto Project

The Desierto project is located in the Puna geological region of Salta Province, Argentina. The Company controls 67% of the Desierto Project and continued its efforts to complete joint venture documentation with Cascadero Copper Corporation during the six months ended June 30, 2026. Following completion of the joint venture agreement, the Company anticipates initiating a Phase I drill program designed to test extensions of gold mineralization from the adjacent Sarita Este property. The timing of any drilling program depends on completing joint venture agreements and securing sufficient funding.

Sand Canyon Project

In January 2025, the Company exercised its option to earn a 60% interest in the Sand Canyon project in Humboldt County, Nevada. The parties are finalizing joint venture documentation. During the six months ended June 30, 2026, no drilling was planned; the Company continued to review historical exploration data to inform future exploration plans.

Financial Results of Operations

For the results of operations discussed below, we compare the results of operations for the three and six months ended June 30, 2026, to the results of operations for the three and six months ended June 30, 2025.

Exploration expense. Our exploration expense, including property holding costs and allocated administrative expenses, totaled $27 thousand and $81 thousand for the three months ended June 30, 2026 and 2025, respectively, and $86 thousand and $152 thousand for the six months ended June 30, 2026 and 2025, respectively, and were lower than in the comparable prior-year periods, reflecting a reduced level of exploration and property-holding activity, primarily as a result of holding fewer properties following the disposition of the Company’s Mexican operations in late 2025.

Administrative expense. Administrative expenses totaled $345 thousand for the three months ended June 30, 2026, compared to $748 thousand for the three months ended June 30, 2025, and $834 thousand for the six months ended June 30, 2026, compared to $1,463 thousand for the six months ended June 30, 2025. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of our exploration portfolio and consist principally of professional fees, together with ongoing accounting and tax fees; investor-relations, transfer-agent, listing and regulatory fees, including annual-meeting and proxy costs; insurance; and salaries and benefits. The decrease compared with the prior-year periods primarily reflects lower professional and corporate costs, consistent with the reduced scale of the Company’s activities following the disposition and wind-down of its Mexican operations.

Stock-based compensation. Stock-based compensation expense was $72 thousand for the three months ended June 30, 2026 and $145 thousand for the six months ended June 30, 2026. Stock-based compensation varies from period to period depending on the number and timing of equity instruments granted, the type of grant, the market value of the shares on the date of grant and other variables.

Interest and other income (expense), net. Interest and other income, net, was $6 thousand and $52 thousand for the three months ended June 30, 2026 and 2025, respectively, and $11 thousand and $78 thousand for the six months ended June 30, 2026 and 2025, respectively. The decrease from the prior-year periods primarily reflects lower interest income earned on lower average cash balances.

Income Taxes. We recorded $nil income tax expense for the three and six months ended June 30, 2026 and 2025.

Income (loss) from discontinued operations, net of taxes. Income (loss) from discontinued operations, net of taxes, was $1,128 thousand and $83 thousand for the three months ended June 30, 2026 and 2025, respectively, and $1,142 thousand and $(319) thousand for the six months ended June 30, 2026 and 2025, respectively. In the current year, the Company received approximately $1.2 million on the sale of Minera William; in the prior year, it received approximately $0.6 million on the sale of Minera de Cordilleras. In each period, the remaining amounts consist principally of subsidiary holding costs, which were higher in the prior year owing to the larger number of subsidiaries then held.

Liquidity, Capital Resources and Going Concern

2026 Liquidity Forecast and Going Concern Qualification

During the six months ended June 30, 2026, the Company completed the sale of Minera William for cash consideration of approximately $1.2 million and a private placement for aggregate gross proceeds of approximately $0.9 million (net cash proceeds of approximately $0.8 million). These transactions improved the Company’s cash position. As of June 30, 2026, we had current assets of approximately $2.6 million, including consolidated cash and cash equivalents of approximately $2.5 million, and accounts payable and other current liabilities of approximately $1.0 million. Based on the Company’s internal assessment, we expect our cash resources to fund operations into early to mid-2027.

The Company’s only near-term opportunity to generate cash flow to meet its expected cash requirements is from asset sales, equity, or other external financing. The Company has been evaluating and pursuing strategic alternatives to address its liquidity requirements. Notwithstanding the improved near-term liquidity from the transactions entered into during the period ended June 30, 2026, the Company has no revenue-generating operations and will require additional financing or asset monetization to sustain operations beyond the current forecast horizon. These conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern.

2026 Liquidity Discussion

At June 30, 2026, our aggregate consolidated cash and cash equivalents totaled approximately $2.5 million, compared to $1.3 million (plus $0.5 million of cash restricted for settlement of a value-added tax payable) at December 31, 2025. There was no restricted cash at June 30, 2026, as the value-added tax payable was settled during the period. During the six months ended June 30, 2026, cash, cash equivalents and restricted cash increased by approximately $0.6 million, reflecting the following:

●	approximately $1.2 million of proceeds from the sale of Minera William;

●	approximately $0.8 million of net proceeds from the private placement; and

●	partially offset by approximately $1.4 million used in operating activities, comprising general and administrative and exploration expenditures.

See Note 2 to the condensed consolidated financial statements and “—2026 Liquidity Forecast and Going Concern Qualification” above for further discussion of the substantial doubt about the Company’s ability to continue as a going concern.

Recent Accounting Pronouncements

Please refer to the description of the recent accounting pronouncements in Item 1, Financial statements, above.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain forward-looking statements and forward-looking information (collectively, “forward-looking statements”) within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward- looking statements. These statements include comments relating to (i) our anticipated near-term capital needs and potential sources of capital; (ii) our plans regarding exploration activities at the Desierto project and the completion of the related joint venture documents and formation of the joint venture with Cascadero Copper Corporation; (iii) plans regarding our Sand Canyon exploration property in Nevada including completion of joint venture documentation; (iv) projected spending during 2026; and (v) statements concerning our financial condition, business strategies, business and legal risks, and our financial outlook for 2026, including anticipated expenditures and cash inflows during the year. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this Form 10-Q, including:

●	The Company’s expected near-term cash needs, including the need to raise additional cash in the near-term and whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all;

●	Higher than anticipated exploration, maintenance, general and administrative costs;

●	Plans regarding further advancement of the Sarita Este/Desierto project, including whether we are able to complete the Desierto joint venture documents with Cascadero Copper Corporation;

●	Plans regarding further advancement of the Sand Canyon project, including whether we are able to complete the joint venture documents with Golden Gryphon Explorations, Inc.;

●	Decreases in silver and gold prices;

●	Unfavorable results of pending employment litigation;

●	Risks related to our exploration properties, including unfavorable results from exploration and whether we will be able to advance our exploration properties;

●	Variations in the nature, quality and quantity of any mineral deposits that are or may be located at our exploration properties, changes in interpretations of geological information, and unfavorable results of drilling, metallurgical and other tests;

●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under or inability to complete agreements related to exploration properties, high or unanticipated costs and other unexpected events;

●	Our ability to retain key management and exploration personnel necessary to successfully operate and grow our business;

●	Economic and political events negatively affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;

●	Political and economic instability in Argentina and other countries in which we conduct our business, and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;

●	Adverse technological changes and cybersecurity threats;

●	Volatility in the market price of our common stock; and

●	The factors discussed under “Risk Factors” in our 2025 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the six months ended June 30, 2026, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

Argentina Labor Claims

During 2025, the Company received three labor claims against its Argentina subsidiary. As of June 30, 2026, the Company has accrued $250,000 for these matters. The Company intends to vigorously defend these claims. See Note 11 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

The risk factors for the six months ended June 30, 2026, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 22, 2026, the Company completed a private placement of 3,740,000 shares of its common stock, $0.01 par value per share, at a purchase price of $0.2290 per share, to Streamline Metals Capital Ltd., for aggregate gross proceeds of approximately $856,463. The shares were issued and sold in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof and/or Regulation D or Regulation S thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Golden Minerals Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 30, 2009).
3.2	First Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated September 2, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 9, 2011).
3.3	Second Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated May 19, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2016).

3.4	Third Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated June 15, 2021 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on March 25, 2021).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2023).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 14, 2024).
3.7	Amended and Restated Bylaws of Golden Minerals Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023).
4.1	Form of Common Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2023).
4.2	Form of Series A Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2023).
10.1	Subscription Agreement, dated May 14, 2026, between Golden Minerals Company and Streamline Metals Capital Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-13627) filed May 20, 2026).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MINERALS COMPANY

Date:	July 28, 2026	By:	/s/ Pablo Castaños
Pablo Castaños
President and Chief Executive Officer

Date:	July 28, 2026	By:	/s/ Anil Jiwani
Anil Jiwani
Chief Financial Officer