Form 10-Q
period 2026-09-30
Golden Minerals Co
filed 2026-11-13
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026.

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

At November 13, 2026, 36,750,191 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	September 30,	December 31,
	2026	2025

	(in thousands, except share data)
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$1,657	$1,339
Restricted cash	—	495
Prepaid expenses and other assets (Note 5)	202	107
Total current assets	1,859	1,941
Property, plant and equipment, net (Note 6)	22	22
Investments (Note 12)	265	265
Total assets	$2,146	$2,228

Liabilities and equity
Current liabilities
Accounts payable and other accrued liabilities (Notes 5 and 7)	$1,008	$1,364
Total current liabilities	1,008	1,364
Total liabilities	1,008	1,364

Commitments and contingencies (Note 11)

Equity (Note 10)
Common stock, $.01 par value, 100,000,000 shares authorized; 18,893,048 and 15,053,048 shares issued and outstanding, respectively	188	150
Additional paid-in capital	553,764	552,849
Accumulated deficit	(552,805)	(552,135)
Equity attributable to Golden Minerals Company shareholders	1,147	864
Noncontrolling interest (Note 13)	(9)	—
Total equity	1,138	864
Total liabilities and equity	$2,146	$2,228

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except per share data)
Costs and expenses:
Exploration expense	$(342)	$(188)	$(428)	$(343)
Administrative expense	(462)	(430)	(1,296)	(1,893)
Stock-based compensation	(8)	(70)	(153)	(243)
Other operating income (expense), net	—	—	—	(5)
Total costs and expenses	(812)	(688)	(1,877)	(2,484)
Loss from operations	(812)	(688)	(1,877)	(2,484)
Other income (expense):
Interest and other income (expense), net	10	13	21	91
Gain (loss) on foreign currency transactions	3	(6)	(5)	(48)
Total other income (expense)	13	7	16	43
Loss from operations before income taxes and discontinued operations	(799)	(681)	(1,861)	(2,441)
Income taxes (Note 9)	—	—	—	—
Loss from continuing operations	(799)	(681)	(1,861)	(2,441)
Income (loss) from discontinued operations, net of taxes (Note 3)	—	(196)	1,142	(515)
Net loss	$(799)	$(877)	$(719)	$(2,956)
Less: net loss attributable to noncontrolling interest (Note 13)	(49)	—	(49)	—
Net loss attributable to Golden Minerals Company	$(750)	$(877)	$(670)	$(2,956)

Net income (loss) per common share attributable to Golden Minerals Company - basic and diluted
Continuing operations	$(0.04)	$(0.05)	$(0.11)	$(0.16)
Discontinued operations	—	(0.01)	0.07	(0.04)
Net loss per common share - basic and diluted	$(0.04)	$(0.06)	$(0.04)	$(0.20)

Weighted-average shares outstanding - basic and diluted ⁽¹⁾	18,893,048	15,053,048	16,925,502	15,052,826
(1)	Potentially dilutive shares have not been included for loss periods because to do so would be anti-dilutive. Potentially dilutive shares at September 30, 2026, consist of 2,295,079 equivalent shares related to restricted stock units and 7,427,587 equivalent shares related to outstanding warrants. Potentially dilutive shares at September 30, 2025, consist of 2,470,079 equivalent shares related to stock-based awards and 7,481,587 equivalent shares related to outstanding warrants. See Note 10 for a discussion of stock-based compensation and warrants.

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Cash flows provided by (used in) operating activities:
Net loss	$(719)	$(2,956)
(Income) loss from discontinued operations	(1,142)	515
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	153	243
Exploration costs paid directly by noncontrolling interest (Note 13)	40	—
Gain on sale of assets	—	(600)
Changes in operating assets and liabilities:
Value added tax receivable, net	—	314
Prepaid expenses and other assets	57	96
Right-of-use assets	—	9
Accounts payable and other accrued liabilities	(446)	(432)
Other current liabilities	—	(18)
Net cash provided by (used in) operating activities - continuing operations	(2,057)	(2,829)
Net cash provided by (used in) operating activities - discontinued operations	(5)	(329)
Net cash provided by (used in) operating activities	(2,062)	(3,158)

Cash flows provided by (used in) investing activities:
Net cash provided by (used in) investing activities - continuing operations	—	—
Net cash provided by (used in) investing activities - discontinued operations	1,156	1,752
Net cash provided by (used in) investing activities	1,156	1,752

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net of issuance costs	810	—
Repayment of insurance premium financing	(81)	(24)
Net cash provided by (used in) financing activities - continuing operations	729	(24)
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	729	(24)

Net decrease in cash, cash equivalents, and restricted cash	(177)	(1,430)
Cash, cash equivalents, and restricted cash, beginning of period	1,834	3,175
Cash, cash equivalents, and restricted cash, end of period	$1,657	$1,745

Reconciliation of cash, cash equivalents, and restricted cash to the balance sheet:
Cash and cash equivalents, end of period	1,657	1,745
Restricted cash, end of period	—	—
Total cash, cash equivalents, and restricted cash, end of period	1,657	1,745
Cash and cash equivalents, beginning of period	1,339	3,175
Restricted cash, beginning of period	495	—
Total cash, cash equivalents, and restricted cash, beginning of period	1,834	3,175

Supplemental disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$5	$—
Insurance premiums financed (non-cash)	$152	$—
Noncash capital contribution from noncontrolling interest (Note 13)	$40	$—

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Expressed in United States dollars)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Capital	Deficit	Interest	(Deficit)

	(in thousands except share data)
Balance, December 31, 2024	15,053,048	$150	$552,536	$(554,788)	$—	$(2,102)
Stock-based compensation	—	—	74	—	—	74
Net loss	—	—	—	(1,239)	—	(1,239)
Balance, March 31, 2025	15,053,048	$150	$552,610	$(556,027)	$—	$(3,267)
Stock-based compensation	—	—	99	—	—	99
Net loss	—	—	—	(840)	—	(840)
Balance, June 30, 2025	15,053,048	$150	$552,709	$(556,867)	$—	$(4,008)
Stock-based compensation	—	—	70	—	—	70
Net loss	—	—	—	(877)	—	(877)
Balance, September 30, 2025	15,053,048	$150	$552,779	$(557,744)	$—	$(4,815)

Balance, December 31, 2025	15,053,048	$150	$552,849	$(552,135)	$—	$864
Stock-based compensation	—	—	73	—	—	73
Net loss	—	—	—	(602)	—	(602)
Balance, March 31, 2026	15,053,048	$150	$552,922	$(552,737)	$—	$335
Stock-based compensation	—	—	72	—	—	72
Shares issued on RSU settlement	100,000	1	(1)	—	—	—
Shares issued in private placement, net of issuance costs	3,740,000	37	766	—	—	803
Net income	—	—	—	682	—	682
Balance, June 30, 2026	18,893,048	$188	$553,759	$(552,055)	$—	$1,892
Stock-based compensation	—	—	8	—	—	8
Share issuance costs, private placement	—	—	(3)	—	—	(3)
Contributions from noncontrolling interest (Note 13)	—	—	—	—	40	40
Net loss	—	—	—	(750)	(49)	(799)
Balance, September 30, 2026	18,893,048	$188	$553,764	$(552,805)	$(9)	$1,138

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

Principles of Consolidation and Noncontrolling Interest

The interim condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and, from its formation in July 2026, Sand Canyon Explorations LLC (“Sand Canyon”), a variable interest entity of which the Company is the primary beneficiary (see Note 13). The 40% interest in Sand Canyon Explorations LLC held by Golden Gryphon USA, Inc. is presented as a noncontrolling interest within equity, and the net loss attributable to the noncontrolling interest is presented separately in the interim Condensed Consolidated Statements of Operations. The net loss attributable to the noncontrolling interest relates entirely to continuing operations, and all of the income from discontinued operations is attributable to Golden Minerals Company. All intercompany balances and transactions, including those between the Company and Sand Canyon, have been eliminated.

Reclassification

Repayments of insurance premium financing are presented in financing activities in the interim Condensed Consolidated Statements of Cash Flows. Repayments of $24 thousand in the nine months ended September 30, 2025, previously included in other current liabilities within operating activities, have been reclassified to conform to the current period presentation.

2.	Liquidity, Capital Resources and Going Concern

As at September 30, 2026, before giving effect to the Offering described below, we did not have sufficient resources to meet our expected cash needs for a period of twelve months beyond the filing date of this Quarterly Report on Form 10-Q. At September 30, 2026, we had current assets of approximately $1.9 million, including cash and cash equivalents of approximately $1.7 million. On the same date, we had accounts payable and other current liabilities of approximately $1.0 million.

During the third quarter of 2026, the Company pre-funded certain costs, totaling approximately $114,000, of a drill program at its Desierto project in Argentina, which commenced in October 2026. The Company is also required to fund its 60% share of the adopted programs and budgets of Sand Canyon, and its interest in Sand Canyon may be diluted if it elects not to fund, or fails to fund, its share (see Note 13). The Company’s only near-term opportunity to generate cash flow to meet its expected cash requirements is from asset sales, equity, or other external financing.

On November 9, 2026, the Company completed a non-brokered private placement of 17,857,143 units at a price of C$0.28 per unit for gross proceeds of C$5,000,000 (approximately US$3.5 million) (the “Offering”). Each unit comprises one share of common stock and one-half of one common stock purchase warrant, with each whole warrant exercisable to purchase one share of common stock at a price of C$0.45 for 24 months, subject to acceleration at the Company’s discretion if the volume-weighted average trading price of its common stock on the Toronto Stock Exchange (“TSX”), or other principal exchange on which the shares then trade, exceeds C$0.90 for ten consecutive trading days at any time following the expiry of the four-month hold period applicable to the warrants. The Company intends to use the net proceeds to fund its exploration programs, including the drilling program at its Sarita Este/Desierto project, and its other forecast expenditures through the end of 2027, including the July 2027 option payment for Desierto, to reduce its liabilities, and for general corporate and working capital purposes. As the Offering resulted in the issuance of securities in excess of the limits otherwise permitted by the TSX without shareholder approval, the Company relied on the financial hardship exemption under Section 604(e) of the TSX Company Manual, which reliance was accepted by the TSX. The TSX advised the Company by letter dated November 9, 2026 that it has placed the Company under a 120-day remedial delisting review. The TSX has scheduled a meeting of its Continued Listing Committee for March 3, 2027 to consider suspending trading in and delisting the Company’s securities. In connection with this letter, the Company is considering whether to apply to the TSX Venture Exchange to seek a listing of its shares. See Note 14 for further information on the Offering.

These interim condensed consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, as noted above, our continuing long-term operations will be dependent upon our ability to secure sufficient funding to generate future profitable operations. The underlying value and recoverability of the amounts shown as property, plant and equipment in our consolidated financial statements are dependent on our ability to generate positive cash flows from operations and to fund general and administrative and exploration activities that would lead to additional profitable mining and processing activities or to generate proceeds from the disposition of property, plant and equipment.

Based on the Company’s current forecasts, the Company expects its cash resources, including the net proceeds of the Offering, to fund its forecast expenditures through the end of 2027. The forecast includes the completion of the Desierto drill program, the July 2027 option payment for Desierto and the Company’s share of Sand Canyon’s programs, and provides limited financial capacity beyond the twelve months following the issuance of these financial statements. Cost overruns, delays or obligations not included in the forecast would shorten this period. The Company has no revenue-generating operations and will require additional financing or asset monetization to fund its activities beyond that period. These conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On May 14, 2026, the Company, through its subsidiaries ECU Silver Mining Inc. and Golden Minerals Services Corp., completed the sale of all of the issued and outstanding shares of Minera William, S.A. de C.V. ("Minera William") to Streamline Metals Capital Ltd. (“Streamline”) and Horizon Silver Resources Ltd. (“Horizon”) for aggregate cash consideration of $1.2 million. Minera William represented the residual component of the Company’s Mexican operations, which were classified as discontinued operations. The Company recognized a gain on disposal of approximately $1.1 million.

The following table summarizes the major line items for our Mexico operations, both during the current and the comparative periods, that are included in Income (loss) from discontinued operations, net of taxes in the interim Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Exploration	—	(132)	(94)	(938)
Reclamation expense	—	(64)	—	(187)
Other operating income	—	—	90	10
Gain on sale of assets held for sale	—	—	1,146	600
Income (loss) from discontinued operations before income taxes	—	(196)	1,142	(515)
Income taxes	—	—	—	—
Income (loss) from discontinued operations, net of taxes	$—	$(196)	$1,142	$(515)

4.	New and Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain costs and expenses. As clarified by ASU 2025-01, ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the interim disclosure requirements and the applicability of Topic 270. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its interim condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes technical corrections and clarifications across a range of topics in the Codification. The ASU is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. The Company does not expect its adoption to have a material impact on its consolidated financial statements.

5.	Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2026	2025

	(in thousands)
Prepaid insurance	$84	$58
Advances to drilling contractor	68	—
Recoupable deposits and other	50	49
	$202	$107

During the nine months ended September 30, 2026, the Company financed its annual insurance premiums through a commercial premium finance arrangement. As of September 30, 2026, prepaid insurance under the financed policies and the related insurance financing liability of approximately $83,000 and $70,000, respectively, are included in prepaid expenses and other assets and in accounts payable and other accrued liabilities. Advances to drilling contractor represent amounts advanced in September 2026 under the contract for the Desierto drill program (see Note 11).

6.	Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	September 30,	December 31,
	2026	2025

	(in thousands)
Mining equipment and machinery	$158	$158
Other furniture and equipment	350	350
	508	508
Less: Accumulated depreciation	(486)	(486)
	$22	$22

Depreciation expense was $nil for the three and nine months ended September 30, 2026 and 2025.

7.	Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	September 30,	December 31,
	2026	2025

	(in thousands)
Accounts payable and accruals (Note 12)	$823	$1,058
Accrued employee compensation and benefits	185	306
	$1,008	$1,364

8.	Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At September 30, 2026
Assets:
Cash and cash equivalents	$1,657	$—	$—	$1,657
	$1,657	$—	$—	$1,657

At December 31, 2025
Assets:
Cash and cash equivalents	$1,339	$—	$—	$1,339
	$1,339	$—	$—	$1,339

At September 30, 2026 and December 31, 2025, the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

9.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”), on a tax jurisdictional basis. In accordance with ASC 740, the interim provision for taxes was calculated by using the estimated annual effective tax rate applied to the year-to-date income or losses on a jurisdictional basis. For the three and nine months ended September 30, 2026 and 2025, the Company recorded zero income tax expense.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its interim Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, the Company had no deferred tax assets and no deferred tax liability on the interim Condensed Consolidated Balance Sheets due to a valuation allowance offsetting the net deferred tax assets of the Company.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority. Such positions are deemed to be “unrecognized tax benefits,” which require additional disclosure and recognition of a liability within the financial statements. The Company had no unrecognized tax benefits at September 30, 2026 and December 31, 2025.

Sand Canyon Explorations LLC is treated as a partnership for U.S. federal income tax purposes; its results are reported by its members.

10.	Equity

Private Placement

On May 22, 2026, the Company completed a private placement of 3,740,000 shares of its common stock at a price of $0.2290 per share to Streamline Metals Capital Ltd., for aggregate gross proceeds of approximately $856,463. Share-issuance costs, primarily professional and regulatory fees, totaled approximately $55,219. Net proceeds of approximately $801,244 were recorded as an increase to common stock of $37,400 and additional paid-in capital of $763,844. Of the share-issuance costs, $46,194 was paid in cash during the nine months ended September 30, 2026 and $9,025 was unpaid at September 30, 2026 and included in accounts payable and other accrued liabilities.

Restricted Stock Grants

The following table summarizes the status and activity of the Company’s restricted stock grants at September 30, 2026 and 2025, and the changes during the nine months then ended:

	Nine Months Ended September 30,
	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Grants	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	—	$—	666	$6.00
Restrictions lifted during the period	—	—	(666)	6.00
Outstanding at end of period	—	$—	—	$—

Restricted Stock Units

The following table summarizes the status and activity of the Company’s total restricted stock units outstanding at September 30, 2026 and 2025, and the changes during the nine months then ended:

	Nine Months Ended September 30,
	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Restricted Stock Units	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	2,470,079	$1.12	1,070,079	$2.36
Granted during the period	200,000	0.30	1,500,000	0.18
Restrictions lifted during the period	—	$—	(100,000)	$0.35
Forfeited during the period	(375,000)	0.18	—	—
Outstanding at end of period	2,295,079	$1.20	2,470,079	$1.12

On February 26, 2026, the Company granted 200,000 RSUs to the Company’s CFO under the equity incentive plan. The RSUs vest in two equal installments, with 50% vesting on the first anniversary of the grant date and the remaining 50% vesting on the second anniversary of the grant date, subject to continued service with the Company.

The Company’s former President and Chief Executive Officer resigned as an officer and director effective September 30, 2026. The 375,000 unvested RSUs held by him were forfeited on that date, and the Company reversed $18,000 of stock-based compensation previously recognized on those units. His 815,000 vested RSUs remain outstanding and will be settled in common shares in accordance with the terms of the award agreements, which provide for settlement six months following separation from service (approximately March 2027).

As of September 30, 2026, 2,295,079 restricted stock units were outstanding, comprising 225,000 nonvested units and 2,070,079 units that have vested but for which the underlying common shares have not yet been issued. Vested restricted stock units are settled in common shares upon the holder’s separation from service or a change of control and remain outstanding until settled. In October 2026, the Company granted a further 850,000 RSUs to its President and Chief Executive Officer and its Executive Vice President, Exploration (see Note 14).

As of September 30, 2026, total unrecognized compensation cost related to nonvested restricted stock units was $46,000, which is expected to be recognized over a weighted-average period of 1.4 years.

Stock-Based Compensation

Stock-based compensation expense for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Restricted stock grants	—	—	—	3
Restricted stock units	8	70	153	240
Total stock-based compensation	$8	$70	$153	$243

Common Stock Warrants

The following table summarizes the activity of the Company’s common stock warrants for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026		2025
		Weighted		Weighted
	Number of	Average	Number of	Average
	Underlying	Exercise Price	Underlying	Exercise Price
Common Stock Warrants	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	7,427,587	$0.93	10,819,742	$1.14
Issued during the period	—	—	—	—
Exercised during the period	—	—	—	—
Expired during the period	—	—	(3,338,155)	1.52
Outstanding at end of period	7,427,587	$0.93	7,481,587	$0.98

The common stock warrants relate to prior registered offerings and private placements of the Company’s stock.

Common stock warrants outstanding as of September 30, 2026 are as follows:

	Number of	Exercise
Common Stock Warrants	Warrants	Price	Expiration Date
June 2023 HCW Series A Warrants	1,427,587	$1.90	December 26, 2028
November 2023 HCW Series A Warrants	6,000,000	$0.70	November 6, 2028
	7,427,587

All outstanding common stock warrants are recorded in equity at September 30, 2026 and December 31, 2025, following the guidance established by ASC Topic 815-40. The Company’s common stock warrants allow for potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock. Since those events have been deemed to be within the Company’s control, the Company continues to apply equity treatment for these common stock warrants.

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

Mexican Mining Concession

In July 2025, the Company was notified by the Mexican Mining Registry of an outstanding balance of approximately $403,000 in fees, penalties, and late fees related to the Rucio mining concession, originally requested by Minera de Cordilleras, a subsidiary sold earlier in 2025. Under the terms of that sale, the Company would be responsible for this claim. The Rucio concession was originally requested in 2011 by a former manager of Minera de Cordilleras, was not issued until 2018, and the Company was never notified of its issuance or any associated payment obligations. The Company elected not to make payment pending further investigation, and the concession has since been cancelled by the Mining Registry. No enforcement action has been filed. The Company has initiated a concession annulment action to challenge the validity of the claim. As of September 30, 2026, no provision has been recorded as management believes that the outcome of this matter is uncertain.

Argentina Labor Claims

During 2025, the Company received three labor claims against its Argentina subsidiary from former employees seeking compensation. One of the labor claims has placed a lien on the Company’s Desierto concessions. In October 2026, the Company agreed to settle all three claims for a total of approximately $162,000, including legal fees, and the lien is to be released once the settlements are completed. The Company updated its accrual for these matters at September 30, 2026 to reflect the settlement amount.

As a result of the Company’s reduced or ceased operations in Argentina, the Company has been and may in the future be exposed to claims from former employees, labor unions, suppliers, consultants or contractors and tax and environmental claims, which may individually or in the aggregate be material.

Guarantee — Sale of Minera William

In connection with the May 2026 sale of Minera William, S.A. de C.V., the Company, as guarantor, guaranteed the obligations of ECU Silver Mining Inc. and Golden Minerals Services Corp. to Streamline Metals Capital Ltd. and Horizon Silver Resources Ltd. under the Share Purchase Agreement. The Company’s aggregate liability under the guarantee is limited to the $1,200,000 purchase price (with breaches of non-fundamental representations and warranties capped at $600,000), and the underlying representations, warranties and covenants survive for 24 months from closing, through May 14, 2028. The Company has assessed the guarantee under ASC 460 and ASC 450 and concluded that the fair value of the stand-ready obligation is immaterial and that a loss is not probable; accordingly, no liability has been recognized. The Company reassesses this conclusion at each reporting date.

Desierto Option and Drill Program

The Company controls a 66.7% interest in the Desierto property, of which a 33.3% interest is held under an option agreement that the Company controls for as long as it continues to make the option payments. The Company made an option payment of $200,000 under the option agreement in July 2026, which is included in exploration expense. An option payment of $800,000 in July 2027 would complete the acquisition of a 28.3% interest, and a further option payment of $1,000,000, which has no fixed due date, would complete the acquisition of the remaining 5.0% interest under option. In September 2026, the Company entered into a contract for a 1,250-meter drill program at the Desierto property, which commenced in October 2026 and has an estimated budget of approximately $1.1 million, including contingencies. Under the drilling contract, the Company is committed to pay for the full 1,250 meters of drilling. Cascadero Copper Corporation (“Cascadero”), which holds the remaining 33.3% interest in the property through a subsidiary, has not to date contributed its share of the cost of the drill program. On September 1, 2026, Cascadero announced that it had agreed to sell its interests in the Desierto and Sarita Este properties and other Argentine properties to Lumina Copper Corporation, a wholly owned affiliate of First Quantum Minerals Ltd.

12.	Related Party Transactions

Accounting and Financial Reporting Services

Since June 1, 2025, the Company has outsourced its Chief Financial Officer function, together with certain other accounting functions, to Avisar Everyday Solutions Ltd. (“Avisar”), of which the Company’s Chief Financial Officer is a director, officer and principal shareholder. Amounts incurred for these services, which include the Chief Financial Officer function with no separate cash compensation paid to the Chief Financial Officer, were $97,029 for the nine months ended September 30, 2026 and $54,798 for the comparable 2025 period (four months, following commencement of the arrangement on June 1, 2025). As of September 30, 2026, $14,262 was owing to Avisar (December 31, 2025: $13,237).

Directors Compensation

As of September 30, 2026, amounts owing to current and former directors for fees and expense reimbursements from prior years total $257,367 and are included in accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheet

(December 31, 2025: $257,367). Since December 2024, the directors have continued to serve without cash compensation in order to preserve the Company’s liquidity, and no director fees were accrued during the nine months ended September 30, 2026.

Streamline Metals Capital Ltd.

In May 2026, Streamline acquired all of the issued and outstanding shares of Minera William (jointly with Horizon; see Note 3) and separately subscribed for 3,740,000 shares of the Company’s common stock in a private placement (see Notes 3 and 10). As a result of the private placement, Streamline held approximately 19.8% of the Company’s outstanding common stock, had the right to nominate a director to the Company’s board of directors, and was considered a related party. Effective May 27, 2026, Streamline transferred these shares to its then sole shareholder, who, including the units acquired in the Offering described in Note 14, holds approximately 11% of the Company’s outstanding common stock and is considered a related party. Streamline’s right to nominate a director has since terminated. These transactions are described in the notes referenced above.

Golden Gryphon USA, Inc.

Golden Gryphon USA, Inc. (“Golden Gryphon”) holds the 40% noncontrolling interest in Sand Canyon Explorations LLC and is considered a related party (see Note 13). Golden Gryphon provides field services to the Company and to Sand Canyon as a contractor. Costs incurred for these services were approximately $40,000 for the nine months ended September 30, 2026, of which approximately $19,000 was payable as of September 30, 2026. Golden Gryphon also makes capital contributions to Sand Canyon as the holder of the noncontrolling interest (see Note 13).

The Company also holds shares of Golden Gryphon Explorations Inc., a private company and the parent of Golden Gryphon, representing approximately 6% of its outstanding shares, which are included in investments on the Condensed Consolidated Balance Sheets at $265,000. The Company does not exercise significant influence over Golden Gryphon Explorations Inc. The shares do not have a readily determinable fair value and are measured at cost less impairment; no impairment or observable price changes were identified during the nine months ended September 30, 2026.

13.	Sand Canyon Explorations LLC

In July 2026, the Company and Golden Gryphon formed Sand Canyon to hold and explore mining claims in Humboldt County, Nevada. The Company holds a 60% membership interest and serves as manager, and Golden Gryphon holds a 40% interest. Sand Canyon is a variable interest entity. Because the Company, as manager, has the power to direct the activities that most significantly affect Sand Canyon’s economic performance and holds a 60% interest in its economics, the Company has determined that it is the primary beneficiary and consolidates Sand Canyon, with Golden Gryphon’s 40% interest presented as a noncontrolling interest. The Company and Golden Gryphon each contributed their respective mining claims and related data to Sand Canyon. The claims contributed by the Company remain at their historical carrying amount; the claims contributed by Golden Gryphon were recognized at fair value on formation, which the Company determined to be nominal. Consistent with the Company’s policy of expensing exploration and evaluation costs, the contributed claims are carried at $nil, and no gain or loss was recognized on initial consolidation. Sand Canyon is governed by its Limited Liability Company Agreement, which is described in Part II, Item 5, “Other Information,” and filed as Exhibit 10.2 to this Form 10-Q.

Each member is required to fund Sand Canyon’s adopted programs and budgets in proportion to its interest through monthly cash calls, and exploration costs are expensed as incurred. A member may elect not to fund, or to fund less than its share of, an adopted program and budget, in which case its interest will be diluted, and a member whose interest is reduced below 10% as a result of such an election is deemed to have resigned and relinquishes its interest in exchange for a 2% net smelter returns royalty. Separately, if a member fails to meet a required cash call, the other member may elect to dilute the defaulting member’s interest at an accelerated rate or to treat its funding of the shortfall as an interest-bearing loan to the defaulting member. The Company’s share of Sand Canyon’s initial 2026 program and budget is approximately $111,000, of which approximately $50,000, representing its share of the 2026 claim maintenance fees, had been funded as of September 30, 2026. For the period from formation to September 30, 2026, Sand Canyon incurred a net loss of $122,000, principally claim maintenance fees, legal fees and geochemical sampling costs, of which $49,000 is attributable to the noncontrolling interest. Golden Gryphon’s contributions of approximately $40,000 during the period were made by paying its share of the claim maintenance fees directly and through field services it provided to Sand Canyon (see Note 12). At September 30, 2026, Sand Canyon had no assets, as the contributed claims are carried at $nil and the 2026 claim maintenance fees funded by the members were paid directly on its behalf and expensed, and its liabilities, included in accounts payable and other accrued liabilities, were $32,000. The creditors of Sand Canyon do not have recourse to the general credit of the Company.

14.	Subsequent Events

The Company has evaluated subsequent events through the date these unaudited condensed consolidated financial statements were issued and identified the following:

Management Appointments and RSU Grants

Effective October 1, 2026, the Company appointed an Executive Vice President, Exploration under a three-year consulting agreement. Under the agreement, the Executive Vice President, Exploration is entitled to (i) a monthly fee of $20,000; (ii) a one-time grant of 600,000 RSUs, which will vest in three equal annual installments beginning October 1, 2027, provided that the agreement remains in effect; and (iii) a bonus award of 400,000 shares of common stock if the 30-day volume-weighted average price of the Company’s common stock exceeds $2.00 before September 30, 2029, subject to share availability and required approvals.

On October 1, 2026, the Company granted 250,000 RSUs to its President and Chief Executive Officer, a director of the Company who was appointed to that role effective September 30, 2026. The RSUs vest in two equal annual installments on October 1, 2027 and October 1, 2028, subject to continued service. Following the October 2026 grants, 3,145,079 RSUs were outstanding, of which 1,075,000 were nonvested.

Private Placement

On November 9, 2026, the Company completed the Offering described in Note 2, issuing 17,857,143 units at a price of C$0.28 per unit for gross proceeds of C$5,000,000 (approximately US$3.5 million). The Company paid eligible finders cash fees of C$289,800 and issued them 1,035,000 finder’s warrants, each exercisable to purchase one share of common stock at a price of C$0.45 for 24 months after the closing date. A major shareholder of the Company, who is considered a related party, purchased 357,143 units in the Offering for C$100,000. As the exercise prices of the warrants and finder’s warrants are denominated in Canadian dollars, which differs from the Company’s U.S. dollar functional currency, the Company expects to account for them as derivative liabilities measured at fair value, with changes in fair value recognized in earnings. Following the closing of the Offering, 36,750,191 shares of common stock were outstanding.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law. We are an exploration company controlling a 66.7% interest in the Desierto concessions and holding a 51% interest in the Sarita Este concession, adjoining gold-silver-copper exploration projects located in northwest Salta Province, Argentina, and hold a 60% interest in Sand Canyon Explorations LLC, which holds the Sand Canyon exploration-stage gold-silver project in northwestern Nevada. Following the completion of the sale of Minera William in May 2026, the Company has completed its exit from Mexico, and its remaining focus is on advancing exploration at the Sarita Este/Desierto project in Argentina and the Sand Canyon project in Nevada, together with its corporate activities and the review of additional exploration opportunities.

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

2026 Highlights

During the three months ended September 30, 2026, the Company made the $200,000 option payment due for the Desierto property, completed the formation of Sand Canyon Explorations LLC, in which the Company holds a 60% interest, with Golden Gryphon USA, Inc., and entered into a contract for a drill program at Desierto, which commenced in October 2026. The Company controls a 66.7% interest in Desierto, of which a 33.3% interest is held under an option agreement. An option payment of $800,000 in July 2027 would complete the acquisition of a 28.3% interest, and a further option payment of $1,000,000, with no fixed due date, would complete the acquisition of the remaining 5.0%. Cascadero Copper Corporation, which holds the remaining 33.3% interest, has not to date contributed its share of the cost of the drill program.

Pablo Castaños resigned as President, Chief Executive Officer and director effective September 30, 2026. Effective September 30, 2026, David Watkins, a director since 2009, was appointed President and Chief Executive Officer, and effective October 1, 2026, Keith Laskowski was appointed Executive Vice President, Exploration and Barbara Henderson was appointed Corporate Secretary, each on a consulting basis. Mr. Watkins continues to serve as a director.

On November 9, 2026, the Company completed a non-brokered private placement for gross proceeds of C$5,000,000 (approximately US$3.5 million), for which it relied on the financial hardship exemption from the shareholder approval requirements of the TSX. By letter dated November 9, 2026, the TSX advised the Company that it has placed the Company under a 120-day remedial delisting review, and the Company is considering whether to apply to the TSX Venture Exchange to seek a listing of its shares (see “Liquidity, Capital Resources and Going Concern” below).

Sarita Este / Desierto Project

The Desierto project is located in the Puna geological region of Salta Province, Argentina. The Company controls a 66.7% interest in the Desierto project, of which a 33.3% interest is held under an option agreement, and continues its efforts to complete joint venture documentation for the project. In July 2026, the Company made a $200,000 option payment under its option agreement for the Desierto property; an option payment of $800,000 in July 2027 would complete the acquisition of a 28.3% interest, and a further option payment of $1,000,000, with no fixed due date, would complete the acquisition of the remaining 5.0% interest under option. On September 1, 2026, Cascadero Copper Corporation, the Company’s partner in the Sarita Este and Desierto projects, announced that it had agreed to sell its interests in these and other Argentine properties to Lumina Copper Corporation, a wholly owned affiliate of First Quantum Minerals Ltd.

In October 2026, the Company commenced a 1,250-meter drill program at Desierto with an estimated budget of $1.1 million to test three of the property’s known gold and copper targets: Sico (four holes), testing the down-dip extension of the gold-bearing alteration system drilled on the adjacent Sarita property; Cobre (one hole), testing an outcropping high-grade gold-bearing quartz vein; and Iceberg (one hole), testing an alunite/pyrophyllite alteration zone contiguous with the zone associated with the neighboring Taca

Taca deposit. Mineralization on adjacent or nearby properties is not necessarily indicative of mineralization on the Desierto property. The four- to six-week program is expected to be completed in the fourth quarter of 2026, with full results expected in the first quarter of 2027. Cascadero, which holds the remaining 33.3% interest in Desierto, has not to date contributed its share of the cost of the drill program.

Sand Canyon Project

In July 2026, the Company and Golden Gryphon USA, Inc. formed Sand Canyon Explorations LLC to hold and explore the Sand Canyon mining claims in Humboldt County, Nevada, following the Company’s exercise in January 2025 of its option to earn a 60% interest in the project. The Company holds a 60% interest and is the manager, and the members contributed their claims to the LLC in July 2026. The LLC’s activities are funded by the members through cash calls in proportion to their interests, and a member’s interest may be diluted if it does not fund its share (see Note 13 and Part II, Item 5, “Other Information”). Work planned to begin in the fourth quarter of 2026 will include additional geochemical sampling to follow up rock and soil samples that have identified silicified gold-bearing range front structures on the property, similar to the Sleeper Mine further south. Mineralization at the Sleeper Mine is not necessarily indicative of mineralization on the Sand Canyon property. Geophysical surveys (induced polarization and magnetics) are also planned to identify sulfide-rich target areas identified by rock sample results.

Keith Laskowski, MSc, the Company’s Executive Vice President, Exploration, a Qualified Professional (#01221QP) of the Mining and Metallurgical Society of America and a qualified person under S-K 1300, has reviewed and approved the scientific and technical information in this Form 10-Q.

Financial Results of Operations

For the results of operations discussed below, we compare the results of operations for the three and nine months ended September 30, 2026, to the results of operations for the three and nine months ended September 30, 2025.

Exploration expense. Our exploration expense, including property holding costs and allocated administrative expenses, totaled $342 thousand and $188 thousand for the three months ended September 30, 2026 and 2025, respectively, and $428 thousand and $343 thousand for the nine months ended September 30, 2026 and 2025, respectively. The increase primarily reflects the $200 thousand option payment for the Desierto property made in July 2026, claim maintenance fees for the Sand Canyon project of approximately $83 thousand, of which $33 thousand was paid by the noncontrolling interest, and field work to prepare the Desierto drill program.

Administrative expense. Administrative expenses totaled $462 thousand for the three months ended September 30, 2026, compared to $430 thousand for the three months ended September 30, 2025, and $1,296 thousand for the nine months ended September 30, 2026, compared to $1,893 thousand for the nine months ended September 30, 2025. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of our exploration portfolio and consist principally of professional fees, together with ongoing accounting and tax fees; investor-relations, transfer-agent, listing and regulatory fees, including annual-meeting and proxy costs; insurance; and salaries and benefits. The decrease for the nine months compared with the prior-year period primarily reflects lower professional and corporate costs, consistent with the reduced scale of the Company’s activities following the disposition and wind-down of its Mexican operations. The increase for the three months primarily reflects professional fees for the formation of Sand Canyon Explorations LLC.

Stock-based compensation. Stock-based compensation expense was $8 thousand and $70 thousand for the three months ended September 30, 2026 and 2025, respectively, and $153 thousand and $243 thousand for the nine months ended September 30, 2026 and 2025, respectively. The three months ended September 30, 2026 include the reversal of $18 thousand of expense on RSUs forfeited on the resignation of the Company’s former Chief Executive Officer. Stock-based compensation varies from period to period depending on the number and timing of equity instruments granted, the type of grant, the market value of the shares on the date of grant and other variables.

Interest and other income (expense), net. Interest and other income, net, was $10 thousand and $13 thousand for the three months ended September 30, 2026 and 2025, respectively, and $21 thousand and $91 thousand for the nine months ended September 30, 2026 and 2025, respectively. The decrease for the nine months primarily reflects lower interest income earned on lower average cash balances and interest expense on the insurance premium financing.

Income Taxes. We recorded $nil income tax expense for the three and nine months ended September 30, 2026 and 2025.

Income (loss) from discontinued operations, net of taxes. Income (loss) from discontinued operations, net of taxes, was $nil and $(196) thousand for the three months ended September 30, 2026 and 2025, respectively, and $1,142 thousand and $(515) thousand for the nine months ended September 30, 2026 and 2025, respectively. In the current year, the Company received approximately $1.2 million on the sale of Minera William; in the prior year, it received approximately $0.6 million on the sale of Minera de Cordilleras. In each period, the remaining amounts consist principally of subsidiary holding costs, which were higher in the prior year owing to the larger number of subsidiaries then held.

Noncontrolling interest. The net loss attributable to the noncontrolling interest of $49 thousand for the three and nine months ended September 30, 2026 represents Golden Gryphon’s 40% share of the net loss of Sand Canyon Explorations LLC.

Liquidity, Capital Resources and Going Concern

2026 Liquidity Forecast and Going Concern Qualification

As of September 30, 2026, we had current assets of approximately $1.9 million, including consolidated cash and cash equivalents of approximately $1.7 million, and accounts payable and other current liabilities of approximately $1.0 million. During the third quarter of 2026, the Company pre-funded costs totaling approximately $0.1 million of a drill program at its Desierto project, which commenced in October 2026. On November 9, 2026, the Company completed a non-brokered private placement of 17,857,143 units at a price of C$0.28 per unit for gross proceeds of C$5,000,000 (approximately US$3.5 million) (the “Offering”). The Company intends to use the net proceeds of the Offering to fund its exploration programs, including the drilling program at its Sarita Este/Desierto project, and its other forecast expenditures through the end of 2027, including the $0.8 million July 2027 option payment for Desierto, to reduce its liabilities, and for general corporate and working capital purposes. As the Offering resulted in the issuance of securities in excess of the limits otherwise permitted by the TSX without shareholder approval, the Company relied on the financial hardship exemption under Section 604(e) of the TSX Company Manual, which reliance was accepted by the TSX. The TSX advised the Company by letter dated November 9, 2026 that it has placed the Company under a 120-day remedial delisting review. The TSX has scheduled a meeting of its Continued Listing Committee for March 3, 2027 to consider suspending trading in and delisting the Company’s securities. In connection with this letter, the Company is considering whether to apply to the TSX Venture Exchange to seek a listing of its shares.

The Company’s only near-term opportunity to generate cash flow to meet its expected cash requirements is from asset sales, equity, or other external financing. Based on the Company’s current forecasts, the Company expects its cash resources, including the net proceeds of the Offering, to fund its forecast expenditures through the end of 2027. The forecast includes the completion of the Desierto drill program, the July 2027 option payment for Desierto and the Company’s share of Sand Canyon’s programs, and provides limited financial capacity beyond the twelve months following the filing of this Form 10-Q. Cost overruns, delays or obligations not included in the forecast would shorten this period. The Company has no revenue-generating operations and will require additional financing or asset monetization to fund its activities beyond that period. These conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern.

2026 Liquidity Discussion

At September 30, 2026, our aggregate consolidated cash and cash equivalents totaled approximately $1.7 million, compared to $1.3 million (plus $0.5 million of cash restricted for settlement of a value-added tax payable) at December 31, 2025. There was no restricted cash at September 30, 2026, as the value-added tax payable was settled during the period. During the nine months ended September 30, 2026, cash, cash equivalents and restricted cash decreased by approximately $0.2 million, reflecting the following:

●	approximately $1.2 million of proceeds from the sale of Minera William, net of disposal costs paid;
●	approximately $0.8 million of net proceeds from the private placement;
●	offset by approximately $2.1 million used in operating activities, comprising general and administrative and exploration expenditures, including the $0.2 million Desierto option payment and $0.1 million of advances for the Desierto drill program, as well as the settlement of the $0.5 million value-added tax payable; and
●	approximately $0.1 million of repayments of insurance premium financing.

Our significant near-term cash requirements include the remaining cost of the Desierto drill program of approximately $1.0 million, payments under the Argentina labor settlements of approximately $0.2 million and the remaining insurance premium financing installments of approximately $0.1 million through February 2027. To complete the acquisition of the optioned 33.3% interest in the Desierto property, the Company plans to make an option payment of $0.8 million in July 2027, which would complete its acquisition of a 28.3% interest. A further option payment of $1.0 million, with no fixed due date, would complete the acquisition of the remaining 5.0% interest under option. In addition, as the holder of a 60% interest in Sand Canyon, the Company is required to fund its proportionate share of Sand Canyon’s adopted programs and budgets, including the remainder of the 2026 program and budget of approximately $0.1 million and its 2027 program and budget once adopted. If the Company does not fund its share, its interest in Sand Canyon may be diluted (see Note 13 to the condensed consolidated financial statements).

See Note 2 to the condensed consolidated financial statements and “—2026 Liquidity Forecast and Going Concern Qualification” above for further discussion of the substantial doubt about the Company’s ability to continue as a going concern.

Recent Accounting Pronouncements

Please refer to the description of the recent accounting pronouncements in Item 1, Financial statements, above.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain forward-looking statements and forward-looking information (collectively, “forward-looking statements”) within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward-looking statements. These statements include comments relating to (i) our anticipated near-term capital needs and potential sources of capital, including the use of the proceeds of the Offering  and our possible application for a listing on the TSX Venture Exchange; (ii) our plans regarding exploration activities at the Desierto project, including the timing, cost and results of the drill program, and the completion of the related joint venture documents; (iii) plans regarding our Sand Canyon exploration property in Nevada and its funding through Sand Canyon Explorations LLC; (iv) projected spending during 2026 and 2027; and (v) statements concerning our financial condition, business strategies, business and legal risks, and our financial outlook, including anticipated expenditures and cash inflows. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this Form 10-Q, including:

●	The Company’s expected near-term cash needs, including the need to raise additional cash in the near term, the outcome of the TSX’s delisting review and any application for a listing on the TSX Venture Exchange, and whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and our ability to continue as a going concern;
●	Higher than anticipated exploration, maintenance, general and administrative costs;
●	Plans regarding further advancement of the Sarita Este/Desierto project, including whether the drill program is completed on time and within budget, whether we are able to make the remaining option payments for the Desierto property, whether we are able to complete the Desierto joint venture documents, whether Cascadero Copper Corporation contributes its share of project costs, and whether Cascadero Copper Corporation’s sale of its interests to Lumina Copper Corporation is completed;
●	Plans regarding further advancement of the Sand Canyon project, including funding by the members of Sand Canyon Explorations LLC and the potential dilution or loss of our interest if we do not fund our share;
●	Decreases in silver, gold and copper prices;
●	Unfavorable outcomes of the Rucio mining concession matter in Mexico and claims under our guarantee related to the sale of Minera William, and delays in completing the Argentina labor settlements and the release of the related lien on our Desierto concessions;
●	Risks related to our exploration properties, including unfavorable results from exploration and whether we will be able to advance our exploration properties;

●	Variations in the nature, quality and quantity of any mineral deposits that are or may be located at our exploration properties, changes in interpretations of geological information, and unfavorable results of drilling, metallurgical and other tests;
●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under or inability to complete agreements related to exploration properties, high or unanticipated costs and other unexpected events;
●	Our ability to retain key management and exploration personnel necessary to successfully operate and grow our business;
●	Economic and political events negatively affecting the market prices for gold, silver, copper, zinc, lead and other minerals that may be found on our exploration properties;
●	Political and economic instability in Argentina and other countries in which we conduct our business, and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;
●	Adverse technological changes and cybersecurity threats;
●	Volatility in the market price of our common stock; and
●	The factors discussed under “Risk Factors” in our 2025 Annual Report and in Part II, Item 1A of this Form 10-Q.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the nine months ended September 30, 2026, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

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

Argentina Labor Claims

During 2025, the Company received three labor claims against its Argentina subsidiary. In October 2026, the Company agreed to settle all three claims for a total cost of approximately $162,000, including legal fees, which has been accrued as of September 30, 2026. See Note 11 to the Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2025 Annual Report.

Our reliance on the financial hardship exemption of the TSX has resulted in a delisting review, and the TSX could delist our common stock.

As the Offering resulted in the issuance of securities in excess of the limits otherwise permitted by the TSX without shareholder approval, we relied on the financial hardship exemption under Section 604(e) of the TSX Company Manual to proceed with the Offering without seeking prior shareholder approval, which reliance was accepted by the TSX. By letter dated November 9, 2026, the TSX advised us that, as is customary when a listed issuer relies on this exemption, it has placed us under a 120-day remedial delisting review. The TSX’s Continued Listing Committee is scheduled to meet on March 3, 2027 to consider suspending trading in and delisting our securities. If the TSX determines that we no longer meet its continued listing requirements, our common stock could be delisted from the TSX, which would reduce the liquidity of our common stock and could adversely affect its market price and our ability to raise capital. We are considering whether to apply to the TSX Venture Exchange to seek a listing of our shares, and there can be no assurance that any such application would be successful.

If we are unable to fund our share of the costs of Sand Canyon, our interest in the Sand Canyon project may be diluted or lost.

Sand Canyon’s activities are funded by its members through cash calls in proportion to their interests. We have limited cash resources, and our ability to fund our share of Sand Canyon’s costs depends on our cash resources, including the proceeds of the Offering, and our ability to raise additional capital. If we are unable to fund our share, our interest in Sand Canyon may be reduced in either of two ways. First, we may elect not to fund, or to fund less than our share of, an adopted program and budget, in which case our interest will be diluted. If an election of this kind reduces our interest below 10%, we would be deemed to have resigned and would relinquish our interest in exchange for a 2% net smelter returns royalty. Second, if we fail to meet a required cash call after a program and budget has been adopted, the other member may elect to dilute our interest at an accelerated rate or to treat its funding of the shortfall as an interest-bearing loan to us, repayable from distributions otherwise payable to us. If our interest is diluted below 10% as a result of such a default, there can be no assurance that we would receive the royalty, and we could lose the economic benefit of our interest in Sand Canyon.

The Offering has resulted in significant dilution to existing stockholders.

On November 9, 2026, we completed the Offering, issuing 17,857,143 shares of common stock and warrants to purchase 8,928,571 shares of common stock, together with finder’s warrants to purchase 1,035,000 shares, which has substantially diluted the ownership of existing stockholders. In aggregate, 27,820,714 shares of common stock have been or may be issued under the Offering, representing approximately 147.3% of the 18,893,048 shares outstanding before the Offering (or approximately 94.5% based on the shares included in the units alone), and the number of shares outstanding on a fully diluted basis increased from 29,465,714 to 57,286,428, or approximately 94.4%. Any exercise of these warrants, or future equity financings, would further dilute existing stockholders.

Future sales of the shares issued in the Offering, or of shares issued on exercise of the related warrants, could depress the market price of our common stock.

The shares and warrants issued in the Offering have not been registered under the Securities Act of 1933, as amended, and are subject to resale restrictions under applicable U.S. and Canadian securities laws, including a four-month hold period in Canada and a minimum six-month hold period under U.S. securities laws. When those restrictions lapse, or if we register the resale of these securities, purchasers in the Offering may sell a substantial number of shares in the public market. In the Offering, we issued 17,857,143 shares of common stock, increasing our outstanding shares from 18,893,048 to 36,750,191, and up to a further 8,928,571 shares may be issued on exercise of the warrants included in the units and up to 1,035,000 shares on exercise of the finder’s warrants. Sales of a large number of shares, or the perception that such sales may occur, could depress the market price of our common stock and impair our ability to raise capital in the future.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Sand Canyon Explorations LLC Agreement

On July 29, 2026, the Company and Golden Gryphon entered into the Limited Liability Company Agreement of Sand Canyon, effective as of July 29, 2026 (the “LLC Agreement”). Under the LLC Agreement, the Company contributed its unpatented mining claims in Humboldt County, Nevada and related data to Sand Canyon for a 60% interest, and Golden Gryphon contributed its claims and related data for a 40% interest. The Company serves as manager of Sand Canyon. Decisions of Sand Canyon’s management committee are generally determined by the member holding more than 50% of the interests, subject to specified matters requiring unanimous approval, including the issuance of additional interests, certain budget amendments and the dissolution of Sand Canyon.

The members are required to fund adopted programs and budgets in proportion to their interests through monthly cash calls. A member may elect not to contribute, or to contribute less than its proportionate share, to an adopted program and budget, in which case its interest will be diluted. A member whose interest is voluntarily reduced below 10% is deemed to have resigned and relinquishes its interest in exchange for a 2% net smelter returns royalty. Separately, if a member fails to fund a required cash call, the other member may fund the unpaid amount and elect to treat its payment either as a loan to the defaulting member bearing interest at the prime rate plus 2%, repayable from distributions otherwise payable to the defaulting member, or as a capital contribution that dilutes the defaulting member’s interest at an accelerated rate based on a dilution multiple of two. Budget overruns in excess of 10% of an adopted budget are borne by the manager, subject to limited exceptions. If the manager fails to propose a program and budget by November 1 of any year, or proposes only care and maintenance for a second consecutive year, the other member may propose an exploration program of up to $500,000 that is deemed approved if that member votes in favor, even if the manager does not.

The LLC Agreement also restricts each member and its affiliates from acquiring interests in real property, minerals or water rights within a defined area of interest until the earlier of the termination of Sand Canyon and 24 months after the member ceases to be a member, and contains transfer restrictions, including a right of first refusal. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the LLC Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.Exhibits

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

3.4

Third Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company dated June 15, 2021 (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on March 25, 2021).

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

3.7	Amended and Restated Bylaws of Golden Minerals Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023).
4.1	Form of Common Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2023).
4.2	Form of Series A Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2023).
4.3	Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2026).
4.4	Form of Finder’s Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2026).
10.1+

Consulting Agreement, dated October 1, 2026, among Golden Minerals Company, Yellowstone Geological Services LLC and Keith Laskowski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2026).

10.2*	Limited Liability Company Agreement of Sand Canyon Explorations LLC, dated effective July 29, 2026, between Golden Minerals Company and Golden Gryphon USA, Inc.†
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2026).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
*	Filed herewith
**	Furnished herewith

+Management contract or compensatory plan or arrangement

†

Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MINERALS COMPANY

Date:	November 13, 2026	By:	/s/ David Watkins
David Watkins
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2026	By:	/s/ Anil Jiwani
Anil Jiwani
Chief Financial Officer (Principal Financial and Accounting Officer)